Form 10-K
period 2003-12-31
KINTERA INC
filed 2004-03-30
CIK 1117119

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number
000-50507

KINTERA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2947183 (I.R.S. Employer Identification No.)
9605 Scranton Road, Suite 240 San Diego, California (Address of principal executive offices)	92121 (Zip Code)

Registrant's telephone number, including area code: (858) 795-3000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

        The registrant's common stock was not publicly traded as of the last business day of its most recently completed second quarter.

        The number of shares outstanding of the registrant's common stock was 23,748,575 as of March 15, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2004 Annual Meeting of Stockholders or portions of the registrant's 10-K/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such definitive proxy statement or 10-K/A will be filed with the Commission not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2003.

KINTERA INC.
Form 10-K
For the Fiscal Year Ended December 31, 2003
Table of Contents

TRADEMARKS AND TRADE NAMES

        Kintera, the Kintera logo, Kintera Sphere, Friends Asking Friends, Kintera Thon, Volunteer Interactive Pyramid, Kintera VIP, and Kintera Gala are our trademarks, trade names or service marks. Each trademark, trade name or service mark of another company appearing in this annual report belongs to its holder, and does not belong to us.

PART I

Item 1. Business

        This Annual Report (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development of new products, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

        Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading "Risk Factors" below, as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

        We were incorporated in Delaware on February 8, 2000 and we changed our name to Kintera, Inc. on July 31, 2000.

Overview

        We are an innovative provider of software that enables nonprofit organizations to use the Internet to increase donations, reduce fundraising costs and build awareness and affinity for an organization's cause by bringing their employees, volunteers and donors together in online, interactive communities. Our flagship product, Kintera Sphere, is managed as a single system and offered as a service accessed with a web browser. Nonprofit organizations raised approximately $241 billion in donations in 2002, and many of the more than 1.3 million nonprofit organizations registered in the United States have begun using Internet tools to enhance their fundraising and communication efforts.

        Kintera Sphere is an enterprise-grade software suite that provides content management, contact management, communication, commerce, community and reporting, all of which are built on a unified database and payment processing engine. Our system automates the workflow of a nonprofit organization's employees, volunteers and donors, facilitating better communication and more effective fundraising. Using Kintera Sphere, nonprofit organizations can motivate and reward community members with timely feedback, personalized communications and targeted content. By building a stronger sense of community, nonprofit organizations can increase the commitment of employees, volunteers and donors and improve the success of their fundraising efforts.

        Under contracts which are typically one year or more in duration, nonprofit organizations pay Kintera upfront and monthly service fees for access to Kintera Sphere and transaction-based fees tied to the donations and purchases we process. We believe our software-as-a-service model reduces our customers' software and related infrastructure maintenance, upgrade and support costs, thereby providing them with significant features and benefits at an attractive price.

        Since launching our service in the first quarter of 2001, we have signed contracts with over 500 nonprofit organizations, some of which have hundreds of individual chapters or divisions. Our customers include both national and local health organizations, educational institutions, religious institutions, professional associations, political organizations, civic organizations and other charities. Current customer relationships that illustrate our national and local customer base and target markets include the American Cancer Society, the American Heart Association, American Lung Association, Big Brothers Big Sisters of America and Special Olympics. Usage of our Kintera Sphere solution has grown rapidly. Our total online donations processed have grown from $9.0 million for the year ended December 31, 2002 to $53.0 million for the year ended December 31, 2003.

Industry Background

  The Nonprofit Industry Raises a Significant Amount of Funds for Diverse Causes

        Nonprofit organizations in the United States represent a large and growing part of the U.S. economy. According to the National Center for Charitable Statistics, data from nonprofit organizations' IRS Form 990s filed within twenty-four months through July 2003 showed revenues of $1.69 trillion. Donations to nonprofit organizations represented approximately $241 billion in 2002 according to Giving USA.

        Giving USA estimates that there are over 1.3 million registered U.S. nonprofit organizations in nine principal sectors: religion, education, foundations and unallocated giving organizations, such as United Way, health, human services, arts and cultures, public and societal benefits, environment and animal welfare and international and foreign affairs. To advance their missions, nonprofit organizations sponsor and manage a variety of campaigns designed to raise awareness of their cause and to raise funds to support their services. In designing and implementing these campaigns, nonprofit organizations frequently use a mixture of marketing programs to address the numerous challenges for fundraising.

  Traditional Fundraising Methods are Costly and Inefficient

        Despite the significant amount of funds raised by the nonprofit industry, traditional fundraising methods are frequently costly and inefficient. Launching a campaign involves both a significant investment and the risk that the campaign will not generate enough donations to cover fundraising and administrative costs. While the costs of any individual campaign will vary depending on the nature of the fundraising activity and the success of the campaign, industry experts consistently agree that these costs are significant as a percentage of funds raised. In a 2001 study, experts from the Center on Nonprofits and Philanthropy (Urban Institute) and Center on Philanthropy (Indiana University) found that nonprofit organizations spend on average approximately 26% of their revenues on fundraising plus administration expenses. These experts also estimate that on average $0.24 of each dollar donated is used by nonprofit organizations for their fundraising expenses. Applying these averages to the $1.69 trillion total revenue and the $241 billion in donations and allocating administration expenses uniformly across all functions of the organization, at least an additional $0.16 of each dollar donated is spent on administration expenses for fundraising. Taken together, fundraising and administration costs are in excess of $0.40 for each dollar donated. As a result, many nonprofit organizations struggle to raise the funds needed to support their missions.

        Common fundraising methods include special events such as walk-a-thons, running events, golf outings and gala fundraisers, as well as direct mail, telemarketing and personal solicitations. Publicly available data from 11 of the largest health foundations that sponsor walk-a-thons, runs and similar athletic fundraising events indicates that these organizations raised an aggregate of over $900 million from such events during their most recently reported annual period. Volunteers, often numbering in the thousands per event location, personally solicit friends, family and co-workers for donations. It is difficult for employees of nonprofit organizations to track donations and collect important donor profile data. Direct mail campaigns involve significant upfront printing, mailing and labor costs. Additionally, donation rates for direct mail campaigns are typically low because their success depends heavily on the quality of the mailing lists and the persuasiveness of the campaign materials. A joint study by the Direct Marketing Association's Information Services Executive Council and its Nonprofit Federation, using data from a survey conducted between August and October of 2002, estimated the overall cost of direct mail fundraising to be 41% of revenues raised.

        Much of the data generated by traditional fundraising methods, including telephonic solicitations, direct mail, print publications and in-person meetings is manually entered into isolated databases, if it is stored at all. Many of the inefficiencies of nonprofit fundraising result from difficulties in collecting and sharing important data among the nonprofit organization's employees, volunteers and donors. In an effort to improve the effectiveness of their fundraising campaigns, nonprofit organizations are seeking new means to coordinate the efforts of their employees and volunteers and improve the data sharing capabilities of their employees, volunteers and donors.

  Fundraising Success Depends on Organizing, Motivating and Rewarding Volunteers and Donors

        The success of a nonprofit organization's fundraising campaign depends principally on the efforts and support of employees, volunteers and donors who share a commitment to a unifying cause or belief. One of the most significant challenges facing a nonprofit organization's employees is the need to organize, motivate and reward volunteers and donors.

        Volunteers donate their time, reputation and money to assist a nonprofit organization, and effectively serve as a large, widespread sales force. Coordinating this sales force requires frequent and effective communication among the nonprofit organization's employees and volunteers. Identifying potential donors and communicating a message that results in a donation is often an intimidating, frustrating and time-consuming task. Employees are seeking better ways to arm volunteers with the data and tools required to cultivate and reward donors. Because volunteers often derive satisfaction from helping others and advancing a cause, timely progress reports and expressions of gratitude can provide powerful motivation. Empowering volunteers with robust data and continuous feedback can increase the effectiveness and commitment of a nonprofit organization's volunteer fundraising force and help the organization meet its fundraising needs.

        Nonprofit organizations are also continually seeking ways to strengthen ties with existing donors and prospective donors. Creating a deeper sense of affinity between a nonprofit organization and a donor can elevate an initial transaction to a lasting commitment. We believe that donors who receive targeted, personalized messages and information in recognition of their contributions are more likely to develop a deeper commitment to an organization and its cause. The organization can strengthen its ties with donors by inviting them to special events, providing them with special services or benefits, involving them in community activities and communicating the organization's progress. Donors who have established an affinity with a cause are critical assets of a nonprofit organization, and we believe these donors are more likely to contribute larger amounts with increased frequency in the future.

  Nonprofit Organizations are Looking to the Internet for Better Tools

        Nonprofit organizations are showing increasing interest in using Internet tools to improve their communication and fundraising efforts. Online giving, though currently a small part of total donations, is growing rapidly. Based on research we conducted, we estimate total online giving exceeded $1.0 billion in 2002. Until recently nonprofit organizations typically used the website as an online brochure, outlining their mission and services but providing little ability for employees, volunteers and donors to interact using the Internet. Although some nonprofit organizations experimented with

"donate here" buttons, few made a real effort to use the Internet as a primary fundraising tool. Typically, these websites did not allow organizations to build digital relationships with volunteers and donors by collecting emails, distributing e-newsletters, soliciting funds, managing volunteers or providing online registration for events, activities, courses and other services.

        The failure of nonprofit organizations to use the Internet effectively for fundraising comes largely from a lack of coordinated collection and use of data. Standard software tools generally offer solutions for a single purpose such as email or web publishing, but they often fail as fundraising tools because they are not integrated into the nonprofit organization's database, workflow or community-building activities. Current multi-vendor solutions are not linked to a unified database, resulting in multiple databases that can be difficult to manage. This hinders the execution of effective marketing and community building programs and the development of useful records on the activities of volunteers and donors. Moreover, building custom software tools can carry high implementation and maintenance costs.

The Kintera Solution

        Our solution addresses the challenges facing nonprofit organizations by providing them with tools that coordinate and motivate volunteers, and empower volunteers with valuable data and content that enables more targeted and effective donor solicitations. Kintera Sphere is optimized to meet the workflow requirements of nonprofit organizations. Our software organizes data gathered in the donor cultivation and fundraising processes, disseminates this data throughout the organization and simplifies important activities such as making donations and processing payments. This software is built on a unified database and comprehensive payment processing system to provide customers with scalable, reliable and secure services. Our customers access Kintera Sphere through a web browser and pay for access to our software through a combination of upfront and monthly service fees and transaction-based fees under contracts that are typically more than one year in duration. We believe this software-as-a-service model offers our customers significant features and benefits at an attractive price with flexible payment options.

  Kintera Sphere Improves the Effectiveness of Employees, Motivates Volunteers and Engages Donors

        Solutions for Employees.    Kintera Sphere combines a comprehensive database with a suite of software tools to help employees manage their organization's relationships with volunteers and donors. In each step of the fundraising process, our software enables nonprofit organizations to collect important data, including contact information, demographic profiles and donation history. Employees can access this data quickly and easily and can communicate timely information to both volunteers and donors. For example, an employee can provide a volunteer with a potential donor's complete giving history to help the volunteer solicit a donation. The employee can cause a congratulatory email to be sent automatically moments after the donation is processed on a website using Kintera Sphere. Similarly, employees are able to communicate directly with donors to invite them to special events, update them regarding a particular cause or remind them of upcoming community activities. This type of real-time feedback and communication increases the affinity of volunteers and donors with the nonprofit organization's cause and helps ensure fundraising success.

        Solutions for Volunteers.    Kintera Sphere provides volunteers with the tools and data they need to succeed in fundraising. Nonprofit organizations use our communication and database tools to provide volunteers with information that helps them identify and cultivate donors. Using targeted email solicitations, volunteers can direct potential donors to personalized websites created with our content management tools. Kintera Sphere tracks the number of email solicitations sent, website visits, donations received and other key information. The ability of volunteers to track their progress towards a fundraising goal is a powerful motivational tool, and nonprofit organizations can more effectively manage volunteers' fundraising effectiveness during the course of a campaign. Each of these tools is designed with an intuitive user interface, making it easy for volunteers to replace in person or paper-driven solicitation methods.

        Solutions for Donors.    Kintera Sphere simplifies the process of making a donation and collects data on donors that can be used to increase their involvement in a nonprofit organization's community. Donors can make convenient, secure online donations by accessing the nonprofit organization's website or a volunteer's web page and selecting one of several common electronic payment methods. A timely email thanking the donor and providing a tax receipt reinforces the donor's connection with the cause. Based on information collected during the cultivation or donation process, donors receive information tailored to their interests regarding special events, membership programs or other community activities.

  Nonprofit Organizations Use Kintera's Online Solutions to Increase Donations

        Customers implement Kintera Sphere to increase donations by improving the effectiveness of their fundraising efforts. Our software solution enables nonprofit organizations to use the most powerful aspects of the Internet for fundraising, by creating vibrant online communities of employees, volunteers and donors. We believe there are a number of reasons that online communities help nonprofit organizations increase donations, including:

  •
  access to a unified database enables employees and volunteers to better target potential donors and communicate personalized fundraising messages;

  •
  volunteers can solicit many more friends, family and co-workers using their email address books and our email tools than they can using traditional offline methods;

  •
  personalized websites, email solicitations and other personalized messages help create greater affinity between potential donors and the cause they are asked to support;

  •
  our online donation tools are easy to use, encouraging donors to give at the time of solicitation and at a moment when they are emotionally connected to the cause; and

  •
  timely recognition and feedback, such as thanks and progress reports, motivate volunteers and encourage repeat gifts from donors.

        Because our software tools are designed specifically for use by nonprofit organizations, our customers are able to easily integrate Kintera Sphere into their existing workflow and processes. This ease of integration enables nonprofit organizations to establish online giving as a new source of donations that adds to existing fundraising efforts.

  Our Software-as-a-Service Model Reduces Fundraising Costs

        By offering our software as a service, we provide a flexible solution that meets the needs of our customers and minimizes their implementation and maintenance costs. In exchange for a monthly service fee, our customers receive access to Kintera Sphere's specialized nonprofit applications via the Internet. Customers can reduce their upfront implementation costs and match the cost of our services with their event donations by paying for our service, in part, with transaction-based fees. Because we host and manage our software, customers can reduce or eliminate the difficulty and expense of software and hardware installations, upgrades and technical support. Kintera Sphere's frequent product updates are available automatically when customers access our software, and we provide troubleshooting, customer support and training.

        Kintera Sphere is cost-effective for our customers because it is a shared, multi-customer software service. We maintain our software, hardware and transaction processing in redundant but centralized locations. By sharing the costs of our infrastructure and support, customers receive more favorable rates than would be possible if we provided packaged software or customized, individually-hosted solutions. We believe that under this model we automate many of the more time-consuming services of a nonprofit organization's information technology department. We offer an outsourced solution for critical but expensive needs such as security, redundancy and scale as well as provide 24/7 support for employees, volunteers and donors.

  Scalable Transaction Engine Improves and Simplifies Payment Processing

        Kintera Sphere incorporates an integrated transaction processing engine that enables donors to make donations and purchases through simple secure online transactions. Kintera accepts all major credit cards, PayPal, the Automated Clearing House network (ACH) and 32 currencies. When a donor makes a donation or purchase on a website powered by Kintera Sphere, we typically collect the payment and related information, clear the transaction, provide a receipt to the donor and remit the funds to the nonprofit organization net of any credit card or other payment method fees and a Kintera transaction fee. Donor data generated from online transactions is automatically integrated into the nonprofit organization's database using our contact management tools. Because we process a significant volume of transactions, we are typically able to secure lower credit card transaction fees and more enhanced account services for our clients than would be possible for them on a stand-alone basis. Our payment processing services also include 24/7 access to financial networks, collection of donations paid by check to lock boxes, account reconciliation, multiple layers of security and database management. These services are complex to establish and expensive to maintain, particularly for smaller nonprofit organizations or local branches of large organizations that experience lower or intermittent transaction volumes.

  Powerful Database Software Enhances Data Analysis, Collection and Management

        Prior to implementing Kintera Sphere, many of our customers maintained multiple isolated databases that supported a range of fundraising and other activities. These separate databases make data collection and analysis difficult. Kintera Sphere enables automated data collection through volunteer and donor data entry and real-time tracking of their activities, eliminating cumbersome and inaccurate manual processes. Kintera Sphere aggregates the collected data in a sophisticated, comprehensive database. Using our reporting tools, nonprofit organizations and their volunteers are able to access the database for fundraising and other activities that support the organization's cause. Because data collected by Kintera Sphere is stored in a central database, we believe our customers are able to more effectively analyze the success of their fundraising operations, and active campaigns can be monitored and managed on a day-to-day basis.

Kintera Sphere

        Kintera Sphere provides a suite of software tools that helps nonprofit organizations use the Internet to enhance their fundraising efforts and community building initiatives. Kintera Sphere's software system easily integrates with most existing email programs and other applications used by nonprofit organizations.

        Overall online donations using Kintera Sphere have increased dramatically from 2002 to 2003. Our total online donations processed have grown from $9.0 million for the year ended December 31, 2002 to $53.0 million for the year ended December 31, 2003.

        Kintera Sphere's Features Include Content Management, Contact Management, Communication, Reporting, Commerce and Community

        Content Management.    Kintera Sphere's content management tools enable nonprofit organizations to create and manage websites optimized for community-building and fundraising. Organizations can add new functionality to an existing website while maintaining the site's "look and feel" or they can create new, customized websites that meet their specific needs. These websites are integrated with our Kintera Sphere database, enabling nonprofit organizations to personalize content viewed by users. Content can be segmented based on a range of criteria, including previous usage patterns, user requests, demographic profiles and prior donation history to increase the donor's affinity with the nonprofit organization and its cause. Kintera Sphere also enables volunteers and donors to create personalized content, receive progress reports and obtain continuously updated information on their web pages. Volunteers and donors return to websites repeatedly to see who donated and how much, and to track volunteers' progress towards fundraising goals. We believe the use of personalized web pages, particularly in conjunction with our market segment tracking, creates effective content-based communities.

        Contact Management.    Nonprofit organizations use our contact management tools to track the activities of and manage communications with their volunteers, prospects and donors. We provide a comprehensive set of customer relationship management tools that build user profiles by tracking content viewing and preferences, website usage patterns, event attendance and transactional activities.

        Our contact management tools enable nonprofit organizations to:

  •
  send targeted email messages with links to customized web pages to specific groups within their databases;

  •
  integrate email campaigns with direct mail and other fundraising methods;

  •
  effectively manage their contact databases;

  •
  monitor gift history and communications;

  •
  monitor email receipt and click-through rates;

  •
  monitor all communications or meetings;

  •
  deliver information on upcoming events;

  •
  deliver highly targeted and personalized content; and

  •
  research their databases to evaluate key traits about their donors.

        Communication.    Our communications tools enable nonprofit organizations and their volunteers to improve the efficiency and impact of their communications. We automate and simplify many of the tasks required to manage enterprise-wide or individual email campaigns. Users are able to query and sort large address book files, select people they would like to contact or solicit, send recipients personalized email and track responses. When a donor makes a gift, our tools automatically generate and send a thank you email and tax receipt to the donor and notify the volunteer that a gift has been made.

        We have developed specific tools for managing the preparation, targeting and distribution of electronic newsletters, an important tool for keeping volunteers and donors engaged in an organization's cause. We also provide tools that manage high volume email distributions that often strain customers' technology and bandwidth resources.

        Reporting.    Using our integrated software platform, nonprofit organizations can access an online reporting system that delivers extensive, real-time information such as account information status, website visitation metrics, member profiles and donation data. Using intuitive interfaces, nonprofit organizations can generate a variety of standard and customized reports on individual donors and campaigns or on a composite of donors or campaigns. Kintera Sphere can also export data for extensive analytics, and we provide benchmarking data as part of our service.

        Commerce.    Our commerce applications enable nonprofit organizations to capture additional value from their members, volunteers and donors. Our software can be used to collect donations, sell products and services, run online stores, provide membership and benefit centers, manage event registration and offer tribute cards.

        Community.    Our community tools coordinate users' interaction with our content, communication, database and other tools. When a user logs on to a website using Kintera, that user's role or status in the organization determines which data, tools, features and content they are able to access. Community tools also track the activity of employees, volunteers and donors. Information regarding activities such as online transactions, email usage and content viewing are stored in the Kintera Sphere database, allowing our customers to effectively manage the workflow of their nonprofit organizations.

  How Nonprofit Organizations Use Kintera Sphere

        Nonprofit organizations use Kintera Sphere tools to manage special events, organize individuals, advocate causes, raise major gifts, deliver services and programs and execute personalized direct marketing campaigns.

  Special Events and Advocacy

        Special Events.    Many of our customers use Kintera Sphere to manage and improve the effectiveness of fundraising events such as walk-a-thons, running events, golf outings and gala fundraisers. To launch an event using Kintera Sphere, nonprofit organizations typically begin by using our content management tools to build a comprehensive website dedicated to the event. This website is managed using our software and is integrated with the Kintera Sphere database.

        Using the Internet, volunteers participating in the event access our software tools to build personal or team websites. These websites serve as a personal intranet for each volunteer and are their primary tool for soliciting donations, tracking funds raised and monitoring progress to goal. Our Friends Asking Friends solicitation program bundles a number of Kintera Sphere's most important tools to make it easier for volunteers to use the Internet to raise money. Volunteers can add or import their contacts from Microsoft Outlook or other popular email programs to their personal intranet and send personalized emails to friends, family and co-workers to solicit funds for the cause. Using Friends Asking Friends, volunteers can solicit many more people over greater distances far more quickly than they could when relying on in-person, telephonic or mail solicitations.

        Once a solicitation has been made, our tools make it easy for the donor to visit the volunteer's website and make a secure donation. When a donor completes a gift transaction, both the donor and the volunteer receive a thank you email within minutes. In the process of making a donation, the donor typically enters personal data that can be tracked by the nonprofit organization, using our contact management tools, to increase the effectiveness of its future fundraising campaigns. Nonprofit organizations can also leverage data within a fundraising campaign to increase donations using a Kintera Sphere feature called Honor Roll. This feature posts recent donations on a scrolling list on the volunteer's personal website, providing donor recognition and creating peer pressure when potential donors visit the site. The ability of nonprofit organizations to recognize and thank both donors and the volunteers who solicited the funds, often within minutes of a donation being made, heightens the connection between the nonprofit organization and its community members. Volunteers are gratified by the attention and motivated to raise more money. Donors feel a stronger affinity to the nonprofit organization and its cause and are encouraged to donate again.

        Our events tools include:

Kintera Thon	•	Provides participants of charity walk a thons, running events, bike a thons and similar events with an interactive, automated way to solicit and collect donations from friends, family and co workers.
	•	Friends Asking Friends program automates much of the solicitation process, motivating volunteers to send more solicitations to potential donors.
Kintera Gala	•
Allows the event planner to manage the sale of tables at gala events such as dinners, banquets, cocktail parties and luncheons. Assists in filling tables at the event and increasing the prominence of attendees.
	•	Enables nonprofit organizations to create customized invitations and websites, send reminder emails, provide online ticketing and manage the activities of volunteers.
	•	Auction feature enables nonprofit organizations to display the silent auction items before the event, start the bidding and close out items not purchased at the event.
Kintera Golf	•	Enables nonprofit organizations to host convenient and fun golf events.
	•	Nonprofit organizations can auction the right to golf with celebrities, increase competition by challenging friends through the Closest to the Pin feature and buy mulligans to use during the event.
Memorial and Tribute	•	Enables donors to send a printed or email card in memory or in honor of someone or to commemorate a special occasion.
	•	Creates and displays the personalized message, as well as processing the donation, printing and mailing of the print or email card.

        Advocacy.    Nonprofit organizations focused on advocacy can use the same tools to increase awareness of their causes and influence public opinion. Kintera Sphere provides online tools to allow these volunteers to reach out to key elected officials, voice their opinion, track progress and organize supporters to attend an event. Individuals can find elected officials in their area and send cause-oriented emails or faxes using our advocacy tools.

  Major Gifts

        Through the use of Kintera Volunteer Interactive Pyramid, or Kintera VIP, nonprofit organizations can enhance the management and therefore effectiveness of their major gift officers and their volunteers. Kintera VIP automates the existing phone and paper-based solicitation practices of major gift campaigns and eliminates many inherent redundancies and inefficiencies in the current manual processes. Campaign managers use Kintera VIP to interact with and monitor the performance of employees and volunteers.

        The campaign manager will typically distribute a list of donor prospects to volunteers through password protected websites, who can then request which of the potential donors they want to pursue. Volunteers can quickly and easily communicate this information back to the campaign manager by completing web based forms and entering the data into a shared database. The campaign manager selects the best employee or volunteer for particular prospects and provides additional information to the employee or volunteers about their specific prospects to enhance the solicitors' knowledge about the prospect. Kintera VIP provides easy to use web-based tools for the employees and volunteers to report the status of their efforts with each potential donor to the campaign manager and other employees and volunteers involved in the campaign. Based on these status reports, employees and volunteers receive regular email communications from the campaign manager providing links back to the campaign website for additional data about the progress of the campaign. This data and real-time feedback educates and motivates the employees and volunteers, and provides for updated interactions with prospects.

  Services and Programs

        Through the use of Kintera Sphere, nonprofit organizations can provide their members and volunteers with services, information, exclusive benefits and networking opportunities. These organizations can use Kintera Sphere's contact management tools to enable members and volunteers to build relationships and communicate with one another online. Using Kintera Sphere's content management tools, a nonprofit organization can deliver personalized content to viewers based on membership level, type of content viewed on prior visits to the website, log-in information and other criteria. These websites can also include a member calendar, member benefits including discounts at the online store, continuing education course registration, credit tracking and certification processing, interactive jobsites with resume-posting functions, collaborative document sharing and other networking areas.

  Personalized and Targeted Direct Marketing Campaigns

        Kintera Sphere enables nonprofit organizations to strategically integrate existing direct mail, telemarketing and communications programs with their email and website to maximize fundraising effectiveness. Kintera Sphere's communication and contact management tools enable nonprofit organizations and their volunteers to effectively manage email campaigns and publish e-newsletters using personalization and market segmentation. Key content in an email or web page can be tagged, allowing organizations to track content viewed and build a profile of their interests. Future content delivered to the consumer can be based on these prior identified areas of interest. Alternatively, consumers can select areas of interest. This information is stored in their contact record to define future content delivered to them. By designing effective communications, nonprofit organizations can acquire and renew donors or members and minimize fundraising costs. In addition, by using Kintera Sphere for their direct marketing campaigns, nonprofit organizations can analyze the results of such campaigns to learn about the behavior and interests of their donors and improve the effectiveness of future campaigns.

Strategic Relationships

        Our strategic relationships are an important part of both our sales and marketing strategies. We have established relationships with a variety of businesses serving the nonprofit industry in order to increase awareness of our solutions and increase our access to decision makers within nonprofit organizations. We believe these relationships enable us and our partners to deliver comprehensive services and resources to our target customers.

        We have also established relationships with a number of consulting firms who focus on the nonprofit industry. For example, we recently entered into a strategic relationship with Marts & Lundy, a national consulting firm focused on prominent organizations within the nonprofit industry, under which we will jointly service nonprofit organizations who are engaged in major gift campaigns. These consultants are typically retained by nonprofit organizations to evaluate, create, implement and manage fundraising campaigns. Using Kintera Sphere in these engagements enables our partners to more effectively implement and manage projects from grassroots fundraising to major gifts and capital campaigns. Moreover, successful engagements with these consulting firms can result in our ability to achieve ongoing customer relationships with the nonprofit organizations they serve.

        In addition, we have received contracts for technology grants and sponsorship funding from corporate sponsors, including VISA and MasterCard, and advertising inventory from media publications. Our relationships with VISA and MasterCard enable us to decrease the costs incurred by the nonprofit organization when moving to our web based solution. We also work with financial services firms, such as private banking groups of major brokerage firms, to increase their clients' awareness of opportunities for using Kintera solutions to leverage their charitable giving.

Customer Service

        Each of our clients is assigned an account manager who has experience with fundraising, donor management and Internet marketing for nonprofit organizations. Account managers work with our customers to launch the online component of each initiative, implement email campaigns and encourage the use of other Kintera Sphere tools. As customer service representatives educate clients regarding the full range of Kintera Sphere services, they are often involved in upgrading these clients to larger, more comprehensive contracts. Our help desk and web-based support system are available to our customers on a 24/7 basis and are staffed with experienced technical support engineers. We utilize a customized software application for tracking support issues and a state of the art call routing technology to ensure timely responses to customer issues. Our training staff provides general purpose online continuing educational programs to our strategic partners and staff of our customers as well as customer specific online and in-person educational alternatives.

Payment Processing

        Kintera Sphere offers payment processing capabilities that enable consumers to make donations and purchase goods and services using numerous payment options through secure online transactions. Credit card transactions are processed with automatic failover through redundant paths, including redundant frame relay lines to separate payment processors. In addition, an Internet gateway is available as an alternate backup mechanism to maintain transaction processing, and we have retained the capability to batch transactions for future processing in the event of backup failure. These layers of redundancy offer high levels of reliability for large-scale online fundraising. We are able to process online checking transactions through ACH and are integrated with PayPal. We accept all major credit cards and 32 currencies, and provide the specific government-required receipts to donors. Once the donor's credit card is charged for the amount of the donation and we have deducted fees owed to us by the customer, the net amount of the donation is delivered to the customer.

Sales and Marketing

        We sell our software services primarily through our direct sales force, with sales professionals located at our headquarters in San Diego and in metropolitan areas throughout the United States. Our sales force consists of two teams, a team focused on smaller customers typically at a local level and a team focused on major accounts both locally and nationally. As of December 31, 2003, our total sales, marketing and customer support organization consisted of 80 employees. We intend to increase the headcount in both of these sales groups and to locate sales personnel in additional metropolitan areas.

        Our sales efforts for major accounts typically target large nationally recognized organizations. We deploy a multi-disciplined sales team consisting of sales, technical and support professionals that can address all aspects of Kintera Sphere and its integration into a nonprofit organization's workflow and fundraising or service efforts. Our senior management also takes an active role in these sales efforts. To enhance our opportunities for increased sales to major accounts, we often rely on references from existing customers or develop a pilot or custom demonstration.

        In selling to smaller customers, we typically target nonprofit organizations in need of an event solution or other point solution. This sales force makes extensive use of email and telemarketing to identify potential customers with such needs. In many cases, our small customers are independent chapters affiliated with larger nonprofit organizations. We believe the sale of event or point solutions is an extremely effective method for introducing Kintera Sphere to small customers who may develop into major accounts. Occasionally, this sales force sells more extensive solutions to smaller customers. As part of our growth strategy, we continually seek to expand small event contracts into large enterprise-wide contracts. The account managers are a critical part of this process.

        We complement our direct sales force through relationships with third parties, such as consultants, publishers, and financial service providers. We also maintain relationships with a number of complementary businesses focused on direct marketing, donor database management and integration, event production and planning, public relations and web development for nonprofit organizations. These businesses use Kintera Sphere to enhance the quality and range of the services they provide to nonprofit organizations while remaining focused on their core strengths. For example, web developers can use our content management system to quickly develop websites for nonprofit organizations without relying on expensive, individually hosted content management systems designed for other industries. As a result, these web developers can focus more of their resources on qualitative and customer-specific issues. We typically provide compensation to these third parties in the form of commissions based upon the revenues that they generate.

        To support our sales efforts and to increase awareness of Kintera, we conduct various marketing programs aimed at nonprofit organizations. We also leverage Masterplanner, our comprehensive print and online calendar available in New York, Los Angeles and San Diego for planning, attending or providing services for fundraising, corporate and social events. Masterplanner subscribers receive publications listing the upcoming year of events, openings, and major events and online access to Masterplanner's searchable daily updated database and historical event archives. In cities where Masterplanner is not available, we provide online tools to allow event planners to publish their events in an online calendar in partnership with many local print publications to generate leads for Kintera. We also engage in public relations, print advertisements, online advertisements, trade shows, speaking engagements and ongoing customer communications.

Competition

        The market for our products and services is fragmented, competitive and rapidly evolving, and there are limited barriers to entry for some aspects of this market. As a result, we expect to encounter new and evolving competition as this market becomes aware of the advantages of online communities for fundraising programs and services. We mainly face competition from four sources:

  •
  traditional fundraising methods;

  •
  custom-developed solutions;

  •
  companies that offer specialized software designed to address needs of businesses across a variety of industries; and

  •
  companies that offer integrated software solutions designed to address the needs of nonprofit organizations.

        We compete with the traditional methods of fundraising and membership service delivery to which volunteers and staff of nonprofit organizations are accustomed. We believe we compete successfully against traditional methods of fundraising and membership service delivery because such methods are more costly and less efficient than our solutions. We also compete with custom-developed solutions for online giving and other online communities created either by the technical staff of the nonprofit organization or outside custom service providers. In many cases, building a custom solution requires a nonprofit organization to deploy extensive financial and technical resources. Often, the legacy database and software system were not designed to support the advanced needs of the Internet and the legacy system ultimately does not meet the customers' needs. Also, because we sell our software as a service, we believe it provides a more flexible solution that meets the needs of customers and minimizes their upfront and ongoing costs and reduces the need for technical support at the nonprofit organization.

        We face competition from companies that offer specialized software designed to address the needs of businesses across a variety of industries, such as content or contact management software programs, e-commerce solutions and other products that compete with a portion of our unified service offerings. We believe that we compete successfully against these companies because Kintera Sphere provides highly innovative features that have been optimized for the workflow of nonprofit organizations and provide a fully unified, database driven system. Finally, there are other companies that offer integrated software solutions designed to address the needs of nonprofit organizations. We believe that we compete effectively against these companies due to our technically advanced product, our track record with leading nonprofit organizations and our reputation for being the innovator in the field.

        We believe that the principal competitive factors in our market include service features, integration, reliability, security, price, ease of use, installation, maintenance and upgrades. We believe that we compete favorably with respect to all of these factors.

Employees

        As of March 15, 2004, we had 202 employees, including 18 in finance/administration, 108 in sales, marketing and customer support, and 76 in product development and support. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Available Information

        We file reports with the Securities and Exchange Commission ("SEC"). We make available through our website under "Investor Relations/Financial Reports/SEC Filings," a link to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.kintera.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Executive Officers

        Our executive officers and their ages as of December 31, 2003 were as follows:

        Harry E. Gruber, M.D., 51, co-founded Kintera and has served as our President, Chief Executive Officer and Chairman of the Board of Directors since 2000. Prior to founding Kintera, Dr. Gruber co-founded INTERVU Inc., a publicly held Internet video and audio delivery company, where he served as the Chief Executive Officer from 1995 to 2000, and which was acquired by Akamai Technologies, Inc. in 2000. In 1986, Dr. Gruber founded Gensia Pharmaceuticals, Inc. (now known as SICOR Inc. which was acquired by Teva Pharmaceutical Industries Ltd.) and served as the Vice President, Research of the publicly held biotechnology firm from its inception until 1995. Dr. Gruber was also the founder of two additional public companies: Aramed, Inc., a central nervous system drug discovery company, and Viagene, Inc., a gene therapy company, which was acquired by Chiron Corporation. After completing his training in Internal Medicine, Rheumatology and Biochemical Genetics, Dr. Gruber served on the faculty at the University of California, San Diego from 1977 until 1986. In addition to serving as Chairman of the Board of Directors of Kintera, Dr. Gruber currently is a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania, a member of the University of Pennsylvania Medical School Medical Alumni Leadership Council, a board member of the San Diego Regional Chamber of Commerce Foundation, High Tech

High, San Diego and an advisory board member of KPBS and previously served on the UCSD Foundation Board of Directors where he headed the development committee. He is the author of over 100 original scientific articles and an inventor of 33 issued and numerous pending patents. Dr. Gruber holds a B.A. and an M.D. from the University of Pennsylvania.

        Dennis N. Berman, 53, co-founded Kintera and has served as our Executive Vice President, Corporate Development and Vice Chairman of the Board of Directors since 2000. Prior to founding Kintera, Mr. Berman was Vice President of Corporate Development of INTERVU Inc. from 1999 to 2000, where he oversaw strategic alliances and financings. From 1978 to 1985, Mr. Berman was a law partner and law associate of Fred Adler, a New York City venture capitalist. He has represented technology companies, venture capitalists and underwriters in numerous public and private equity financings. In addition, he has represented national nonprofit organizations in numerous financings. Mr. Berman holds a B.A. from the University of Pennsylvania and a B.S. from The Wharton School at the University of Pennsylvania. Mr. Berman also holds a General Course Certificate from the London School of Economics and received his J.D. from Harvard Law School.

        Allen B. Gruber, M.D., 47, co-founded Kintera and served as Kintera's initial President. Dr. Gruber has served as Executive Vice President, Operations and a director of Kintera since 2000. Prior to founding Kintera, Dr. Gruber was a practicing physician specializing in Neurology from 1989 to 1999. Dr. Gruber was also the initial seed investor in INTERVU Inc. and served as a member of its Board of Directors from 1995 until 1996. Dr. Gruber is board certified by the American Board of Neurology and Psychiatry (Neurology) and has served on the faculty of the University of Texas Health Science Center in San Antonio, Texas. Dr. Gruber worked with the Muscular Dystrophy Association as a Clinic Director and volunteer and has held various positions with hospitals and health insurance companies. He is on the Board of Directors of the National Multiple Sclerosis Society in San Diego, California and is a member of Institute of Electrical and Electronics Engineers and the American Academy of Neurology. Dr. Gruber holds a B.A. from the University of Pennsylvania and received his M.D. from the University of Pennsylvania.

        Jeane Chen, Ph.D., 45, joined Kintera as Executive Vice President, Engineering in 2000. Prior to joining Kintera, Dr. Chen was employed at IBM from 1982 until 2000, where she last held the position of Program Director of Interactive Media in the IBM Software Group and was in charge of software development for the Internet and digital television. During her tenure at IBM, Dr. Chen was in charge of IBM's development and research efforts in China from 1995 to 1997. Dr. Chen has published 30 technical articles and has over 30 issued and pending patents. She has conducted pioneering work on packet switching architecture and algorithms that serve as the foundation for the modern Internet backbone. Dr. Chen holds a B.S. from National Chiao-Tung University in Taiwan and received her Ph.D. in Electrical Engineering from Columbia University.

        James A. Rotherham, C.P.A., 39, joined Kintera as Chief Financial Officer in 2001. Prior to joining Kintera, Mr. Rotherham was Chief Financial Officer of Copiers Now, Inc. from 2000 until 2001. Mr. Rotherham was Chief Financial Officer of Epidemic Marketing, Inc. from 1999 to 2000. Mr. Rotherham was employed by the accounting firm Ernst & Young LLP from 1986 until 1999, where he worked extensively with venture capital-backed companies and public companies in the Internet, software, telecommunications and biotechnology industries. As a Senior Manager at Ernst & Young, Mr. Rotherham worked on numerous public offerings of securities and assisted Ernst & Young's local nonprofit clients. Mr. Rotherham holds a B.S. from The Wharton School at the University of Pennsylvania.

RISK FACTORS

        You should consider each of the following factors as well as the other information in this Annual Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Annual Report, including our financial statements and the related notes.

        Because we have a limited operating history, it is difficult to evaluate our prospects.

        We incorporated in February 2000 and first achieved meaningful revenues in 2001. As a result, we will encounter risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. These risks include the following:

  •
  we may not increase our sales to our existing customers and expand our customer base;

  •
  fees related to Kintera Sphere have been our principal source of revenues, and we may not successfully introduce new services and enhance existing services of Kintera Sphere;

  •
  we may not successfully expand our sales and marketing efforts;

  •
  we may not attract and retain key sales, technical and management personnel; and

  •
  we may not effectively manage our anticipated growth.

        In addition, because of our limited operating history and the early stage of the market for online fundraising solutions, we have limited insight into trends that may emerge and affect our business.

        We have a history of losses, and we may not achieve or maintain profitability.

        We have experienced operating and net losses in each fiscal quarter since our inception, and as of December 31, 2003, we had an accumulated deficit of $33.8 million. We incurred net losses of $9.9 million for the year ended December 31, 2003, $9.4 million for the year ended December 31, 2002 and $12.4 million for the year ended December 31, 2001. We will need to increase revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We also may fail to accurately estimate our increased operating expenses as we grow. If our operating expenses exceed our expectations, our financial performance will be adversely affected.

        Recent acquisitions and future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources, which could prevent us from properly servicing and maintaining customer relationships.

        Acquisitions have been an important part of our development to date. We recently completed four acquisitions of complementary businesses—Little Tornadoes, VirtualSprockets, Prospect Information Network, and Carol.Trevelyan Strategy Group (CTSG)—and we are in the process of integrating their operations with ours and finalizing the purchase price allocation for Prospect Information Network and CTSG. We cannot assure you that we will succeed in completing these integration efforts on a timely basis, or at all. As part of our business strategy, we intend to continue to seek to acquire companies, services and technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with important customer contacts or otherwise offer growth opportunities. Acquisitions and investments involve numerous risks, including:

  •
  difficulties in integrating operations, technologies, services, accounting and personnel;

  •
  difficulties in supporting and transitioning customers of our acquired companies;

  •
  diversion of financial and management resources from existing operations;

  •
  risks of entering new sectors of the nonprofit industry;

  •
  potential loss of key employees; and

  •
  inability to generate sufficient revenues to offset acquisition or investment costs.

        Acquisitions also frequently result in recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our operating results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions or investments, we may not achieve the anticipated benefits of any such acquisition, and we may incur costs in excess of what we anticipate.

        Nonprofit organizations have not traditionally used the Internet or online software solutions, and they may not adopt our solution.

        The market for online fundraising solutions for nonprofit organizations is new and emerging. Nonprofit organizations have not traditionally used the Internet or online software solutions for fundraising. We cannot be certain that the market will continue to develop and grow or that nonprofit organizations will elect to adopt our solution rather than continuing to use traditional offline methods, attempting to develop software solutions internally or utilizing standardized software solutions without integrating them. Nonprofit organizations that have already invested substantial resources in other fundraising methods may be reluctant to adopt a new approach like ours to supplement or replace their existing systems or methods. In addition, increasing concerns about fraud, privacy, reliability and other problems may cause nonprofit organizations not to adopt the Internet as a method for fundraising. We expect that we will continue to need to pursue intensive marketing and sales efforts to educate prospective nonprofit organization customers about the uses and benefits of our solution. If demand for and market acceptance of our solution does not occur, we may not grow our business as we expect.

        If our efforts to increase awareness of Kintera Sphere and expand sales to other sectors of the nonprofit industry do not succeed, our revenue may not increase as we expect.

        We have primarily sold our Kintera Sphere solution to nonprofit organizations in the health and human services sectors, in part because they rely on special events for fundraising. Based on our experience, we believe that many nonprofit organizations in all nonprofit sectors are still unaware of the benefits that can be achieved through the use of Kintera Sphere. We intend to commit significant resources to promote awareness of Kintera Sphere, but we cannot assure you that we will be successful in this effort. Developing and maintaining awareness of Kintera Sphere is important to our success. If we fail to successfully promote Kintera Sphere, our financial condition could suffer.

        We have also begun, and intend to continue, to market Kintera Sphere to nonprofit organizations in additional nonprofit sectors. Organizations in these other sectors may not rely on special events or be as willing to purchase our solution as health and human services nonprofit organizations. If we are unable to increase awareness of Kintera Sphere and expand sales to other sectors of the nonprofit industry, our revenue may not increase as we expect.

        Sales cycles to major customers can be long, which makes it difficult to forecast our results.

        It typically takes us between three and nine months to complete a sale to a major customer account, but it can take us up to one year or longer. It is therefore difficult to predict the quarter in which a particular sale will occur and to forecast our sales. The period between our initial contact with a potential customer and its purchase of Kintera Sphere is relatively long due to several factors, including:

  •
  our need to educate potential customers about the uses and benefits of Kintera Sphere;

  •
  our customers have budget cycles which affect the timing of purchases; and

  •
  many of our customers have lengthy internal approval processes before purchasing our services.

        Any delay or failure to complete sales in a particular quarter could reduce our revenues in that quarter, as well as subsequent quarters over which revenues for the sale may be recognized. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenues.

        If we are not able to manage our growth effectively, we may not become profitable.

        Since commencing operations in 2000, we have experienced significant growth, and we anticipate that significant expansion will continue to be required to address potential market opportunities. We anticipate significantly expanding the size of our sales and marketing, product development and general and administrative staff and operations, as well as our financial and accounting controls. There can be no assurance that our infrastructure will be sufficiently scalable to manage our projected growth. For example, our anticipated growth will result in a significant increase in the volume of transactions handled by our payment processing system. If we are unable to sufficiently enhance and improve this system to handle this increased volume, our profitability and growth may suffer. There also can be no assurance that if we continue to expand our operations, management will be effective in expanding our physical facilities or that our systems, procedures or controls will be adequate to support such expansion. Our inability to manage our growth may harm our business.

        Any failure to manage and accurately account for large amounts of donations we process could diminish the use of Kintera Sphere, which may prevent or delay our becoming profitable.

        Our ability to manage and account accurately for the online donations we process requires a high level of internal controls. We have a limited operating history in maintaining these internal controls. As our business continues to grow, we must monitor our internal controls to ensure they are effective. Our success requires significant customer and donor confidence in our ability to handle large and growing donation volumes and amounts. Any failure to maintain necessary controls or to accurately manage online donations could severely diminish nonprofit organizations' and donors' use of Kintera Sphere.

        We may experience customer dissatisfaction and lose sales if our solution does not scale to accommodate a high volume of traffic and transactions.

        We seek to generate a high volume of traffic and transactions on the websites we host for our customers. A portion of our revenues depends on the number of donations raised by our customers using Kintera Sphere. Accordingly, the satisfactory performance, reliability and availability of our solution, including its processing systems and network infrastructure, are critical to our reputation and our ability to attract and retain new customers. Any system interruptions that result in the unavailability of our solution or reduced donor activity would reduce the volume of donations and may also diminish the attractiveness of our solution to our customers. Furthermore, our inability to add software and hardware or to develop and further upgrade our existing technology, payment processing systems or network infrastructure to accommodate increased traffic or increased transaction volume may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality of the user's experience, and delays in reporting accurate financial information. There can be no assurance that we will be able to effectively upgrade and expand our systems or to integrate smoothly any new technologies with our existing systems. Any inability to do so would have an adverse effect on our ability to maintain customer relationships and grow our business.

        We may not be able to develop new enhancements to or support services for Kintera Sphere at a rate required to achieve customer acceptance in our rapidly changing market.

        Although Kintera Sphere is designed to operate with a variety of network hardware and software platforms, we will need to continuously modify and enhance Kintera Sphere to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. Our future success depends on our ability to develop new enhancements to or support services for Kintera Sphere that keep pace with rapid technological developments and that address the changing needs of our nonprofit customers. We may not be successful in either developing such services or introducing them to the market in a timely manner. In addition, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our development expenses. Any failure of our services to operate effectively with the existing and future network platforms and technologies could limit or reduce the market for our services, result in customer dissatisfaction or cause our revenue growth to suffer.

        If we are unable to detect and prevent unauthorized use of credit cards and bank account numbers and safeguard confidential donor data, our reputation may be harmed and customers may be reluctant to use our service.

        We rely on encryption and authentication technology to provide secure transmission of confidential information, including customer credit card and bank account numbers, and protect confidential donor data. Identity thieves and criminals using stolen credit card or bank account numbers could still potentially circumvent our anti-fraud systems. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the technology we use to protect sensitive transaction data. If any such compromise of our security were to occur, it could result in misappropriation of our proprietary information or interruptions in our operations and have an adverse impact on our reputation. We may have to spend significant money and time protecting against such security breaches or alleviating problems caused by such breaches. If we are unable to detect and prevent unauthorized use of credit cards and bank account numbers or protect confidential donor data, our business may suffer.

        If we were found subject to or in violation of any laws or regulations governing privacy or electronic fund transfers, we could be subject to liability or forced to change our business practices.

        It is possible that the payment processing component of Kintera Sphere is subject to various governmental regulations. In addition, we may be subject to the privacy provisions of the Gramm-Leach-Bliley Act and related regulations. Pending legislation at the state and federal levels may also restrict further our information gathering and disclosure practices. Existing and potential future privacy laws may limit our ability to develop new products and services that make use of data gathered through our service. The provisions of these laws and related regulations are complicated, and we do not have extensive experience with these laws and related regulations. Even technical violations of these laws can result in penalties that are assessed for each non-compliant transaction. Given the high volumes of transactions we process, if we were found to be subject to and in violation of any of these laws or regulations, our business would suffer and we would likely have to change our business practices. In addition, these laws and regulations could impose significant costs on us and make it more difficult for donors to make online donations.

        System failure could harm our reputation and reduce the use of Kintera Sphere by nonprofit organizations, which could cause our revenues and operating results to decline.

        If nonprofit organizations believe Kintera Sphere to be unreliable, they will be unlikely to use Kintera Sphere which will harm our revenue and profits. Our systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, electronic virus or worm attacks and similar events. They also could be subject to break-ins, sabotage and intentional acts of vandalism. Our business interruption insurance may not be sufficient to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities could result in interruptions in our services. Interruptions in our service could harm our reputation and reduce our revenues and profits.

        Our operating results have fluctuated and may fluctuate significantly, and these fluctuations may cause our stock price to fall.

        Our operating results have varied significantly in the past and will likely vary in the future as the result of fluctuations in our revenues and operating expenses. For example, our revenues increased from $1.9 million for the year ended December 31, 2002 to $8.0 million for the year ended December 31, 2003 and our net loss increased from $9.4 million for the year ended December 31, 2002 to $9.9 million for the year ended December 31, 2003. We expect that our operating expenses may increase in the future as we expand our selling and marketing activities and hire additional personnel. Our revenues in any period depend substantially on the number and size of donations that we process in that period for customer sponsored fundraising events. As a result, it is possible that in some future periods, our revenues may not meet our expectations or, due to our increased expense levels, our results of operations may be below the expectations of current or potential investors. If this occurs, the price of our common stock may decline.

        Because a limited number of our customers accounts for a substantial portion of our revenues, our revenues could decline if we lose a major customer.

        A significant portion of our revenue comes from a limited number of customers. For example, 16 nonprofit organizations accounted for approximately 64% of our total revenues for the year ended December 31, 2003, and American Heart Association accounted for 13% and 20% of our total revenues in the year ended December 31, 2003 and the year ended December 31, 2002, respectively. We expect that a limited number of customers will continue to account for a substantial portion of our revenues in each fiscal period for the foreseeable future. As a result, if we lose a major customer, if a major contract is delayed or cancelled or if a major anticipated sale is not made, our revenues could decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue in any future period, depending on the nature and size of their fundraising events in that period as well as the scope of their use of Kintera Sphere.

        We are dependent on our management team, and the loss of any key member of this team may prevent us from achieving our business plan in a timely manner.

        Our success depends largely upon the continued services of our executive officers and other key personnel. In particular, we rely on Harry E. Gruber, M.D., our President, Chief Executive Officer and Chairman. We do not have employment agreements with our executive officers and, therefore, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business, results of operations and financial condition. We cannot assure you that in such an event we would be able to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

        Because competition for highly qualified sales and software development personnel is intense, we may not be able to attract and retain the employees we need to support our planned growth.

        To execute our growth plan, we need to significantly increase the size of our sales force and software development staff. To successfully meet our objectives, we must attract and retain highly qualified sales and software development personnel with specialized skill sets focused on the nonprofit industry. Competition for qualified sales and software development personnel can be intense, and we cannot assure you that we will be successful in attracting and retaining them. The pool of qualified personnel with experience working with or selling to non-profit organizations is limited. Our ability to expand our sales team will depend on our ability to recruit, train and retain top quality people with advanced skills who understand sales to nonprofit organizations. Because the sale of online fund raising solutions is still relatively new, there is a shortage of sales personnel with the experience we need. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for our business. In addition, it takes time for our new sales personnel to become productive, particularly with respect to obtaining major customer accounts. In many cases, newly hired sales personnel are unable to develop their skills rapidly enough, which results in a relatively high turnover rate and a corresponding increased need to make continual new hires. If we are unable to hire or retain qualified sales and software development personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity slower than anticipated, it would be more difficult for us to sell our solution, and we may experience a shortfall in revenues and not achieve our planned growth.

        Our failure to compete successfully against current or future competitors could cause our revenues or market share to decline.

        Our market is fragmented, competitive and rapidly evolving, and there are limited barriers to entry for some aspects of this market. We mainly face competition from four sources:

  •
  traditional fundraising methods;

  •
  custom developed solutions created by technical staff or outside custom service providers;

  •
  companies that offer specialized software designed to address needs of businesses across a variety of industries; and

  •
  companies that offer integrated software solutions designed to address the needs of nonprofit organizations.

        In the past, we have competed with these companies by focusing on and committing significant resources to promote awareness of Kintera Sphere to nonprofit organizations in the health and human services sector, and by developing features to better meet the needs of our customers. However, the companies we compete with may have greater financial, technical and marketing resources, generate greater revenues and better name recognition than we do. These competitive pressures could cause our revenues and market share to decline.

        Because we recognize revenue from upfront payments ratably over the term of the contract, downturns in sales may not be immediately reflected in our revenues.

        We have derived the substantial majority of our historical revenues from fees paid by nonprofit organizations related to their use of Kintera Sphere. The fees we receive for Kintera Sphere include upfront fees that nonprofit organizations pay for the right to access to Kintera Sphere. We recognize revenue from the upfront service fees over the term of the contract, which is typically one year or more. As a result, a portion of our revenues in each quarter is deferred revenue from contracts entered into and paid for during previous quarters. Because of this deferred revenue, the revenues we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of Kintera Sphere.

        Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and establish our Kintera Sphere brand.

        Our success and ability to compete depend in part on our internally developed technology and software applications. We rely on patent, trademark, copyright and trade secret laws and restrictions in the United States and other jurisdictions, together with contractual restrictions on our employees, strategic partners and customers, to protect our proprietary rights. Any of our trademarks may be challenged by others or invalidated through administrative process or litigation. We currently have one issued patent and 16 pending patent applications in the United States. We may not be successful in obtaining these patents and we may be unable to obtain additional patent protection in the future. In addition, any issued patents may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our solution is available. As a result, we cannot assure you that our means of protecting our proprietary rights will be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our revenues and prospects for growth.

        Our ability to generate increased revenues depends in part on the efforts of our strategic partners, over whom we have little control.

        Our ability to generate increased revenues depends in part upon the ability and willingness of our strategic partners to increase awareness of our solution to their customers and we cannot control the level of effort these partners expend or the extent to which any of them will be successful in increasing awareness of our solution. We may not be able to prevent these parties from devoting greater resources to support services developed by them or other third parties. If our strategic partners fail to increase awareness of our solution or to assist us in getting access to decision-makers, then we may need to increase our marketing expenses, change our marketing strategy or enter into marketing relationships with different parties, any of which could impair our ability to generate increased revenues.

        Our common stock price may fluctuate substantially, and your investment could suffer a decline in value.

        The market price of our common stock may be volatile and could fluctuate substantially due to many factors, including:

  •
  actual or anticipated fluctuations in our results of operations;

  •
  announcements of technological innovations or technology standards by us or our competitors;

  •
  the introduction of new products or services, or product or service enhancements by us or our competitors;

  •
  developments with respect to our or our competitors' intellectual property rights;

  •
  announcements of significant acquisitions or other agreements by us or our competitors;

  •
  our sale of common stock or other securities in the future;

  •
  the trading volume of our common stock;

  •
  conditions and trends in the nonprofit industry;

  •
  changes in our pricing policies or the pricing policies of our competitors;

  •
  changes in the estimation of the future size and growth of our markets; and

  •
  general economic conditions.

        In addition, the stock market in general, the Nasdaq National Market, and the market for shares of technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities and technology companies have been particularly volatile. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management's attention and resources.

        Because of their significant stock ownership, some of our existing stockholders will be able to exert control over us and our significant corporate decisions.

        Our executive officers, directors and their affiliates own, in the aggregate, approximately 48.8% of our outstanding common stock. As a result, these persons, acting together, have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us. In addition, these persons, acting together, have the ability to control the management and affairs of our company. This concentration of ownership may harm the market price of our common stock by, among other things:

  •
  delaying, deferring, or preventing a change in control of our company;

  •
  impeding a merger, consolidation, takeover, or other business combination involving our company;

  •
  causing us to enter into transactions or agreements that are not in the best interests of all stockholders; or

  •
  discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

        Our future capital needs are uncertain, and we may need to raise additional funds in the future which may not be available on acceptable terms or at all.

        Our capital requirements will depend on many factors, including:

  •
  acceptance of, and demand for, Kintera Sphere;

  •
  the costs of developing new products, services or technology;

  •
  the extent to which we invest in new technology and product development;

  •
  the number and timing of acquisitions and other strategic transactions; and

  •
  the costs associated with the growth of our business, if any.

        Our existing sources of cash and cash flows may not be sufficient to fund our activities. As a result, we may need to raise additional funds, and such funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those or our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products and services, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

        Our certificate of incorporation authorizes our board of directors to issue new series of preferred stock that may have the effect of delaying or preventing a change of control, which could adversely affect the value of your shares.

        Our certificate of incorporation, as amended, provides that our board of directors will be authorized to issue from time to time, without further stockholder approval, up to 20,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, rights of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights. We may issue additional preferred stock in ways which may delay, defer or prevent a change of control of our company without further action by our stockholders. Such shares of preferred stock may be issued with voting rights that may adversely affect the voting power of the holders of our common stock by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights.

        Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control and could also limit the market price of our stock.

        Our certificate of incorporation, as amended, and our bylaws, as amended, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. In addition, our certificate of incorporation, as amended, and our bylaws, as amended, provide that our board of directors will be classified into three classes of directors upon consummation of this offering, with each class elected at a separate election. The existence of a staggered board could delay a potential acquiror from obtaining majority control of our board, and thus deter potential acquisitions that might otherwise provide our stockholders with a premium over the then current market price for their shares.

        In addition, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation, as amended, and our bylaws, as amended, and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could prevent the consummation of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares.

Item 2. Properties

        As of March 15, 2004, we lease approximately 20,000 square feet in San Diego, California, for our corporate headquarters and principal offices. We lease approximately 2,000 square feet in Daytona Beach, Florida, as a result of the acquisition of Prospect Information Network. We also lease space in New York, New York and Poolesville, Maryland.

        We believe that our facilities will be suitable and adequate for the present purposes, and that the productive capacity in such facilities is substantially being utilized.

Item 3. Legal Proceedings

        On February 11, 2002, we filed a complaint against Convio, Inc., in the United States District Court for the Southern District of California, asserting claims of trade secret misappropriation, copyright infringement, unfair competition and intentional interference with prospective economic advantage. We are seeking unspecified monetary and injunctive relief.

        On May 21, 2002, we filed a first amended complaint related to the copyright infringement claims. On January 27, 2003, the court entered an order granting our motion to file a second amended complaint, asserting an additional claim of copyright infringement and a trespass claim. The second amended complaint was filed on February 4, 2003. On November 19, 2003, the court entered a stipulated order granting our motion to file a third amended complaint, asserting an additional claim of circumvention of a technological measure in violation of 17 U.S.C. sec. 1201(a)(1)(A). The third amended complaint was filed on November 24, 2003.

        On December 8, 2003, Convio served us with an answer and counterclaim, asserting claims for unfair business competition, defamation, intentional interference with prospective economic advantage, intentional interference with contractual relations, false or misleading representation in violation of the Lanham Act, copyright infringement, electronic trespass, and circumvention of a technological measure. Convio is seeking unspecified monetary and injunctive relief.

        We intend to prosecute our claims. We believe that the counterclaims are without merit and intend to defend ourself vigorously. No trial date has been set.

        In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of this annual report, we are not a party to any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

Item 4. Submission of Matters to a Vote of Security Holders

        On October 30, 2003, our stockholders approved by written consent action (i) an amendment to our 2000 Stock Option Plan increasing the authorized number of shares reserved for issuance under the 2000 Stock Option Plan from 3,128,000 to 6,128,000, (ii) the Certificate of Incorporation of the Company to be effective upon the closing of the Company's initial public offering, (iii) the Bylaws of the Company to be effective upon the closing of the Company's initial public offering, (iv) the Company's 2003 Equity Incentive Plan to be effective upon the closing of the Company's initial public offering, (v) the Company's 2003 Employee Stock Purchase Plan to be effective upon the closing of the Company's initial public offering, and (vi) the form of indemnity agreement to be entered into with officers, directors and key employees and agents. The record date for soliciting the vote of the stockholders holding was October 30, 2003. Stockholders holding 10,250,800 shares of our capital stock voted in favor of items (i)-(vi) above. We did not receive any abstentions or broker non-votes.

        On November 21, 2003, our stockholders approved by written consent action a 2:1 reverse stock split. The record date for soliciting the vote of the stockholders for such stock split was November 21, 2003. Stockholders holding 10,250,800 shares of our capital stock voted in favor of the stock split. We did not receive any abstentions or broker non-votes.

        No other matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock has been traded on the NASDAQ National Market under the symbol "KNTA" since December 19, 2003. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low sales prices on the National Market of the common stock for the periods indicated, as reported by NASDAQ.

	Common Stock Price
	High ($)	Low ($)
Fiscal Year 2003
Fourth Quarter 2003 (from December 19, 2003)	$12.90	$7.91

        As of March 15, 2004, there were 317 holders of record of our common stock. On March 15, 2004, the last sale price reported on the NASDAQ National Market for our common stock was $14.30 per share.

        We have never declared or paid any cash dividends on our common stock and do not anticipate paying such cash dividends in the foreseeable future. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operation, financial condition and other factors as the board of directors, in its discretion, deems relevant.

        The Securities and Exchange Commission declared our first registration statements, which we filed on Form S-1 (Registration No. 333-109169 and Registration Statement No. 333-111340) under the Securities Act of 1933 in connection with the initial public offering of our common stock, effective on December 19, 2003. Under these registration statements, we registered 5,750,000 shares of our common stock, including 750,000 shares subject to the underwriters' over-allotment option (which option was exercised in full), with an aggregate public offering price of approximately $40.25 million.

        The underwriting syndicate was managed by SG Cowen Securities Corporation, CIBC World Markets Corp. and Roth Capital Partners, LLC. The offering terminated after the sale of all of the shares of our common stock that we registered under our registration statements on Form S-1.

        The offering commenced on December 20, 2003, and was completed on December 24, 2003, at a price to the public of $7.00 per share. The underwriters exercised the over-allotment option effective as of December 22, 2003 and the offering terminated as of December 24, 2003 with the sale of all securities registered.

        The sale of shares of our common stock, including the sale of 750,000 shares pursuant to the exercise of the over-allotment option by the underwriters, resulted in aggregate gross proceeds of approximately $40.25 million, approximately $2.8 million of which we applied to underwriting discounts and commissions and approximately $1.3 million of which we applied to related costs. As a result, we received approximately $36.1 million of the offering proceeds.

        As of December 31, 2003, we had not used any material portion the net proceeds of the offering other than as set forth in the preceding paragraph.

        The following sales of unregistered securities occurred during the year ended December 31, 2003:

        On various dates between October 16, 2000 and December 16, 2003, we issued options to approximately 225 employees, directors, consultants and other service providers to purchase up to an aggregate total of 3,472,323 shares of our common stock under our 2000 Stock Option Plan. The exercise prices per share ranged from $0.06 to $2.00. No consideration was paid to us by any recipient of any of the foregoing options for the grant of such options. From October 16, 2000 through December 16, 2003, 21 option holders exercised options for an aggregate of 243,878 shares of our common stock. We received aggregate consideration of approximately $274,684 in connection with the exercise of these options.

        On various dates between February 28, 2000, and December 16, 2003, we issued options to nine consultants, each of whom was a sophisticated investor, to purchase up to an aggregate total of 63,250 shares of our common stock. The exercise prices per share ranged from $0.02 to $1.00. No consideration was paid to us by any recipient of any of the foregoing options for the grant of such options. None of these options have been exercised and therefore none of the underlying shares of our common stock have been issued.

        In January 2003, we issued an aggregate of 259,545 shares of common stock, having an aggregate value of $519,091, in connection with the acquisition of H2O Networks, Inc. The shares of common stock were issued pursuant to an Agreement and Plan of Merger and Reorganization dated January 10, 2003.

        From March through September 2003, we sold and issued an aggregate of 549,926 shares of Series G preferred stock in exchange for an aggregate purchase price of $5,499,260 in cash. The shares of Series G preferred stock were sold to accredited investors pursuant to a Subscription Agreement with each investor.

        In September 2003, we issued an aggregate of 100,000 shares of common stock in connection with the acquisition of the assets of VirtualSprockets. The shares of common stock were issued to sophisticated investors pursuant to an Asset Purchase Agreement dated September 25, 2003.

        In September 2003, we issued an aggregate of 100,000 shares of common stock in connection with the acquisition of Little Tornadoes. The shares of common stock were issued to sophisticated investors pursuant to an Agreement and Plan of Merger and Reorganization dated September 26, 2003.

Equity Compensation Plans Information

        Information about our equity compensation plans at December 31, 2003 that were either approved or not approved by our stockholders was as follows (number of shares in thousands):

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance(b)
Equity compensation plans approved by our stockholders(a)	2,713,355	$1.82	1,601,254
Equity compensation plans not approved by our stockholders	—	—	—

(a)
Includes our 2000 Stock Option Plan, our 2003 Equity Incentive Plan and our 2003 Employee Stock Purchase Plan. However, no future grants may be made under our 2000 Stock Option Plan.

(b)
Includes 1,000,000 shares reserved for issuance under our 2003 Employee Stock Purchase Plan.

Item 6. Selected Consolidated Financial Data

        The consolidated statements of operations data for the period from February 8, 2000 (inception) to December 31, 2000 and for the years ended December 31, 2001, 2002 and 2003, and the consolidated balance sheet data as of December 31, 2001, 2002 and 2003, are derived from our audited consolidated financial statements which have been audited by Ernst & Young LLP, Independent Auditors, and are included elsewhere in this Annual Report. Historical results are not indicative of future results. The selected financial data set forth below contains only a portion of Kintera's financial statements, and should be read in conjunction with the financial statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this prospectus. In particular, see Note 1 to our financial statements for an explanation of the calculations of earnings per share and per share amounts.

	Period from February 8, 2000 (inception) to December 31, 2000
		Year Ended December 31,
		2001	2002	2003
Consolidated Statements of Operations Data (in thousands, except per share data):
Net revenues	$24	$287	$1,933	$7,490
Revenue from related party	—	—	—	475

Total net revenues	24	287	1,933	7,965
Cost of revenues	7	46	323	1,386

Gross profit	17	241	1,610	6,579
Sales and marketing	516	9,045	6,038	7,863
Product development and support	768	2,433	2,465	3,467
General and administrative	949	1,485	1,989	2,256
Stock-based compensation(1)	—	—	551	2,846

Total operating expenses	2,233	12,963	11,043	16,432

Loss from operations	(2,216)	(12,722)	(9,433)	(9,853)
Interest income and other	115	284	17	(19)

Net loss	$(2,101)	$(12,438)	$(9,416)	$(9,872)

Earnings (loss) per common share
Basic and diluted	$(2.08)	$(3.86)	$(1.44)	$(0.97)

Number of shares used in per share computations
Basic and diluted	1,008	3,223	6,545	10,160

	As of December 31,
	2001	2002	2003
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$2,445	$1,235	$38,480
Total assets	$5,377	$5,637	$47,757
Line of credit, net of current portion	$—	$—	$—
Total stockholders' equity	$4,426	$3,764	$42,153

(1)
Stock-based compensation for the years ended December 31, 2002 and December 31, 2003 includes the following:

	Year Ended December 31,
	2002	2003
	(in thousands)
Sales and marketing	$369	$1,668
Product development and support	$170	$816
General and administrative	$12	$362

	$551	$2,846

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Annual Report. Our consolidated financial data includes our consolidated subsidiaries.

Overview

        We are an innovative provider of software that enables nonprofit organizations to use the Internet to increase donations, reduce fundraising costs and build awareness and affinity for an organization's cause by bringing their employees, volunteers and donors together in online, interactive communities. Our flagship product, Kintera Sphere, is managed as a single system and offered as a service accessed with a web browser. We were incorporated in the State of Delaware in February 2000 and launched our service in the first quarter of 2001. Nonprofit organizations pay Kintera service fees for access to Kintera Sphere and transaction-based fees tied to the donations and purchases.

        Since inception, we have significantly increased our revenues through a combination of factors, including obtaining new customers, expanding existing customer relationships, acquiring complementary businesses, expanding the features of Kintera Sphere and increasing the number and amount of donations we process that result in transaction-based fees. Although our revenues have increased substantially in recent periods, we have experienced significant net losses and negative cash flows from operations in each fiscal period since inception, and as of December 31, 2003, we had an accumulated deficit of $33.8 million.

        We have derived the substantial majority of our historical revenues from fees paid by nonprofit organizations related to their use of Kintera Sphere. The fees we receive for Kintera Sphere include upfront and monthly service fees that nonprofit organizations pay for access to Kintera Sphere as well as transaction-based fees tied to donations and purchases we process. We also derive advertising and subscription revenue from the placement of advertisements in and the sale of subscriptions to our Masterplanner print and online calendar publications in New York, Los Angeles, and San Diego. We anticipate that revenues related to Masterplanner will account for a substantially smaller portion of our revenues in future periods.

        We derive a significant amount of our revenues from upfront service fees, which are deferred and recognized as revenue over the entire term of our contracts. Conversely, we recognize the operating expenses associated with generation of revenues from upfront service fees as they are incurred. Our operating expenses continue to increase as we expand our selling and marketing efforts and administrative infrastructure to support increased sales that we will recognize as revenue in subsequent periods. We anticipate that our operating expenses will continue to grow in the near term. As a result, because of the deferral of recognition of a portion of our revenues, our revenues and operating results will not increase at the same rate as our operating expenses incurred to support revenue recognized in future periods.

        We currently market Kintera Sphere through a direct sales force that includes personnel located in our corporate headquarters and throughout the United States. To date, we have signed contracts with over 500 nonprofit organizations, some of which have hundreds of individual chapters or divisions. Our customers include health organizations, educational institutions, religious institutions, professional associations, political organizations, civic organizations and other charities, at both a local and national level. We expect that a small group of nonprofit organizations in each fiscal period generally will account for a large portion of our revenues. The significance of a particular customer or group of customers in a given period will depend on the nature and size of their fundraising events in that period as well as the scope of their use of Kintera Sphere. To continue our revenue growth, we must both obtain new customers and expand our existing customer relationships through usage of Kintera Sphere for new campaigns.

        In September 2003, we completed two separate acquisitions of complementary businesses. Little Tornadoes is a developer of website content and services, primarily for nonprofit organizations, and VirtualSprockets provides online fundraising services to nonprofit organizations. As consideration for all of the stock of Little Tornadoes, we issued 100,000 shares of common stock. We also issued options to purchase approximately 200,000 shares of common stock to former Little Tornadoes employees. As consideration for substantially all of the assets of VirtualSprockets, we issued 100,000 shares of common stock. We also issued options to purchase approximately 50,000 shares of common stock to former VirtualSprockets employees. The options issued in both transactions are subject to vesting, and some of the shares issued in both transactions are being held in escrow to secure obligations of the sellers under the purchase agreements.

        In February 2004, we completed the acquisition of Prospect Information Network, LLC (PIN), a provider of software, services and data for data screening services for nonprofit organizations. PIN's services enable fundraisers to more efficiently identify, profile, monitor and rank the wealth of prospects in their database. As consideration for all of the membership interests of PIN, we issued approximately 219,000 shares of common stock. Additional shares of common stock may be issued to the members of PIN if the revenue generated from PIN's business during the year following the closing of the transaction meets certain targets. Some of the shares issued to the PIN members are being held in escrow to secure the obligations of PIN and its members under the purchase agreement.

        In March 2004, we completed the acquisition of Carol/Trevelyan Strategy Group (CTSG), a provider of online advocacy solutions. CTSG's services enable customers to meld offline and online strategies and tools to build membership, affinity and impact for nonprofit organizations, political campaigns and unions. We issued approximately 331,000 shares of common stock to acquire CTSG. Additional shares of common stock may be issued if the revenue generated from CTSG's business during the year following the closing of the transaction meets certain targets. Some of the shares issued are being held in escrow to secure the obligations of CTSG and its stockholders.

  Cost of Revenues and Operating Expenses

        Cost of revenues consists primarily of salaries, benefits and related expenses of operations and database support personnel, depreciation allocations and communications charges associated with the delivery of our software as a service. Our operating expenses are classified into four categories: sales and marketing, product development and support, general and administrative and stock-based compensation. We allocate the costs of overhead and facilities to each of the functional areas that use the overhead and facilities services based on their headcount. These allocated charges include facilities rent for corporate offices, communication charges and depreciation expenses for office furniture and equipment.

        Sales and marketing expenses consist primarily of salaries, commissions, benefits and related expenses of personnel engaged in selling, marketing and customer support functions as well as public relations, advertising and promotional costs. As we expand our sales and marketing force, we expect sales and marketing expenses to increase by at least $4.5 million due to new personnel expenses in 2004.

        Product development and support expenses consist primarily of salaries and benefits and related expenses for engineers, developers and quality assurance personnel as well as facilities and depreciation allocation. We expense all development costs as incurred. We expect to continue to devote substantial resources to product development and support such that these expenses will increase in absolute dollars.

        General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, accounting, and administrative personnel, third party professional service fees and allocated facilities and depreciation expenses. We expect general and administrative expenses to increase in the future, reflecting growth in our operations, increased expenses associated with being a public company and other factors.

        We had 159 employees as of December 31, 2003 and intend to hire a significant number of employees in the future. This expansion will likely place significant demands on our management and operational resources. To manage rapid growth and increased customer demand for our service, we must continue to invest in and implement additional operational systems, procedures and controls.

  Application of Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to the allowance for doubtful accounts, intangible assets, income taxes, commitments and accrued liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

  •
  revenue recognition;

  •
  accounting for goodwill and other intangible assets;

  •
  accounting for stock-based compensation; and

  •
  accounting for income taxes.

        Revenue Recognition.    We receive revenues related to Kintera Sphere including activation fees, monthly maintenance fees and transaction fees tied to the donations and purchases that we process. We recognize revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (upon contract signing or receipt of an authorized purchase order from the customer); (2) delivery has occurred (upon performance of services in accordance with contract specifications); (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties (credit terms extending beyond twelve months or significantly longer than is customary are deemed not to be fixed and determinable); and (4) collection is probable (there are no indicators of non-payment based upon history with the customer and/or upon completion of credit procedures, if completed). Billings made or payments received in advance of providing services are deferred until the period these services are provided. As of December 31, 2003, we had $1.9 million of deferred revenues.

        To date, our arrangements that contain multiple elements have been contracts that include upfront payments for activation of Kintera Sphere, monthly fees for the maintenance and use of Kintera Sphere and transaction fees tied to the donations and purchases that we process. Revenues associated with these payments are deferred and recognized on a straight-line basis over the entire term of the contract, which in general ranges from twelve to thirty-six months. Revenues related to monthly maintenance and transaction fees for donations made through the website are recognized as services are provided. Credit card fees directly associated with processing customer donations and billed to customers are excluded from revenues in accordance with Emerging Issues Task Force ("EITF") consensus on Issue 99-19. Reporting Revenue Gross as a Principal versus Net as an Agent.

        For arrangements with multiple elements, we allocate revenues to each element of the transaction based upon its fair value. Fair value for all elements of an arrangement is determined when the delivered items have value to the customer on a stand-alone basis, evidence of the fair value of the undelivered items exists, and delivery or performance of the undelivered items is considered probable and substantially in our control. Items are considered to have stand alone value if (1) we have sold that item separately in the past or (2) the customer could resell that item. When the fair value of a delivered element has not been established or the Company is unable to establish stand-alone value, as is the case for upfront payments for activation, maintenance and use of Kintera Sphere, the revenues for the elements for which fair value is not determinable are recognized on a straight-line basis over the entire term of the contract.

        The unearned portion of paid subscriptions is deferred until the publications are mailed to subscribers. Upon each mailing, a proportionate share of the gross subscription price is included in revenues. Advertising revenues are recognized when the advertisements are mailed.

        Accounting for Goodwill and Other Intangible Assets.    Acquisitions which cause us to recognize goodwill and other intangible assets require us to make determinations about the value and recoverability of those assets that involve estimates and judgments. We have made several acquisitions of businesses and assets that resulted in both goodwill and intangible assets being recorded in our financial statements. We have typically paid most of the acquisition prices in these transactions through the issuance of equity securities. The value of the equity securities prior to our initial public offering in December 2003 was determined through comparison to the issuance prices received in private placement transactions.

        We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in the first quarter of 2002. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment. If facts and circumstances indicate goodwill may be impaired, we perform a recoverability evaluation. The calculation of fair value includes a number of estimates and assumptions, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge.

        We also assess the impairment of our long-lived assets when events or changes in circumstances indicate that an asset's carrying value may not be recoverable. An impairment charge is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying value of the asset. An impairment charge would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset being evaluated for impairment. Any resulting impairment charge could have an adverse impact on our results of operations.

        Accounting for Deferred Stock-based Compensation.    In connection with the grant of stock options during the years ended December 31, 2002 and 2003, we recorded $3.0 million and $11.7 million in deferred stock-based compensation within stockholders' equity, respectively. These options were considered compensatory because the deemed fair value of the underlying common stock for financial reporting purposes was greater than the exercise prices determined by the board of directors on the date of grant. The determination of the fair value prior to the Company's initial public offering of the underlying shares of common stock involves subjective judgment and the consideration of a variety of factors, including the prices obtained in private placement transactions of other equity securities, and as a result the amount of the compensatory charge is not based on an objective measure such as the trading price of the common stock since there was no public market for our common stock prior to December 19, 2003. As of December 31, 2003, we had an aggregate of $10.9 million of deferred stock-based compensation remaining to be amortized. This deferred compensation balance will be amortized as follows: $3.8 million in 2004; $2.9 million in 2005; $2.7 million in 2006; and $1.5 million in 2007. We are amortizing the deferred compensation on a straight-line basis over the vesting period of the related options, which is generally four years. The amount of stock-based compensation amortization actually recognized in future periods could decrease if options for which accrued but unvested deferred compensation has been recorded are forfeited.

        Accounting for Income Taxes.    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of December 31, 2002 and 2003, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and research and development tax credits, before they expire. As a result, we have provided a full valuation allowance on our net deferred tax assets on our balance sheet as of December 31, 2003.

Results of Operations

  Comparison of Years Ended December 31, 2003, 2002 and 2001

        Revenue.    Revenue increased from $287,000 for 2001 to $1.9 million for 2002. Revenue increased from $1.9 million for 2002 to $8.0 million for 2003, which includes $475,000 in revenue from a related party.

        The increase in revenue from 2002 to 2003 was due to a number of factors, including an increase in transaction based fees (approximately $2.0 million) from an increase in the number of events from both new and existing customers, increased monthly maintenance ($2.4 million, including approximately $330,000 in maintenance fees associated with the acquisition of H2O Networks, Inc.), amortization of upfront fees (approximately $900,000), and increased Masterplanner revenue of approximately $250,000.

        Revenue from a related party totaled $475,000 for the year ended December 31, 2003. This revenue was from a single customer and was classified as related party revenue as a member of the executive management of the customer is a family relative of executive officers of Kintera.

        The increase in revenue from 2001 to 2002 was primarily due to an increase in the number of events sponsored by both new and existing customers, resulting in increased amortization of upfront fees (approximately $153,000), monthly maintenance fees (approximately $591,000), and transaction based fees (approximately $411,000). Other factors that contributed to the increase in revenue included the acquisition of Masterplanner Media, Inc. in January 2002 (approximately $491,000).

        Cost of Revenues.    Cost of revenues increased from $46,000 in 2001 to $323,000 in 2002 to $1.4 million in 2003. These increases were due primarily to expenses incurred to service customer and revenue growth.

        Sales and Marketing.    Sales and marketing expenses increased from $6.0 million in 2002 to $7.9 million for 2003. The increase was due primarily to the expansion of our sales force and customer support staff (approximately $1.1 million), increased commission expenses due to higher revenue levels (approximately $650,000), and costs associated with the expansion of Masterplanner to the San Diego market (approximately $100,000).

        Sales and marketing expenses decreased from $9.0 million for 2001 to $6.0 million in 2002. The decrease was due primarily to the conclusion of an advertising agreement entered into in September 2000 with Infinity Outdoor, Inc. (a subsidiary of CBS Broadcasting, Inc. and an indirect subsidiary of Viacom, Inc.) under which we issued shares of our Series B preferred stock to acquire the use of billboard advertising to promote awareness of the Kintera solution as well as customer events. The value of the advertising and Series B preferred stock was based on the quantity of advertising received and quoted market rates. We recorded approximately $4.5 million in expenses in 2001 pursuant to the Infinity agreement, including approximately $4.1 million of non-cash advertising expense. Another factor that caused sales and marketing expenses to be higher in 2001 was the write-off of the remaining balance of $865,000 of prepaid advertising from the Infinity agreement due to its impairment at the conclusion of the contract. The decrease was partially offset by expenses related to the expansion of our sales force in 2002.

        Product Development and Support.    Product development and support expenses increased from $2.4 million in 2001 to $2.5 million in 2002 to $3.5 million in 2003. These increases were primarily due to expenses related to increased headcount to support the development efforts for enhancements to Kintera Sphere features.

        General and Administrative.    General and administrative expenses increased from $1.5 million in 2001 to $2.0 million in 2002 to $2.3 million in 2003. These increases were due primarily to increased staffing.

Liquidity and Capital Resources

        We have historically funded our operations principally through private placements of equity securities. In December 2003, we completed our initial public offering and received net proceeds of $36.1 million, including $4.9 million from the exercise of the underwriters' over allotment option. At December 31, 2003 and 2002, we had cash, cash equivalents and short-term investments totaling approximately $38.7 million and $3.4 million, respectively.

        Net cash used in operating activities was $5.6 million, $7.8 million and $6.5 million for the years ended December 31, 2003, 2002 and 2001, respectively, primarily to fund operating losses.

        Net cash provided by investing activities was $820,000 for the year ended December 31, 2003, primarily as a result of the maturity of marketable securities (approximately $2.0 million) partially offset by purchases of property and equipment (approximately $1.0 million) and purchases of marketable securities (approximately $200,000). Net cash used in investing activities was $1.1 million for the year ended December 31, 2002 and $2.5 million for the year ended December 31, 2001. Total capital expenditures were $525,000 and $611,000 for the years ended December 31, 2002 and 2001, respectively. These expenditures were primarily related to the purchase of computers and other equipment.

        Net cash provided by financing activities was $42.0 million for the year ended December 31, 2003, $7.6 million for the year ended December 31, 2002 and $5.8 million for the year ended December 31, 2001. Net cash provided by financing activities in 2003 was primarily from our initial public offering (approximately $36.1 million, net of offering costs) and net proceeds from the sale of preferred stock (approximately $5.5 million).

        In August 2003, we entered into a $3.0 million line of credit agreement with Silicon Valley Bank. As of December 31, 2003, we had borrowed $361,000 under the loan agreement.

        We believe that our cash, cash equivalents and short-term investments and available borrowings under our line of credit that we may draw from time to time will be sufficient to meet our working capital requirements and contractual commitments for at least the next 12 months.

        If we are unable to increase our revenues, we will need to raise additional funds to finance our future capital needs. We may need additional financing earlier than we anticipate. If we raise additional funds through the sale of equity or convertible debt securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities, which have rights, preferences and privileges senior to our common stock. We cannot assure you that we will be able to raise additional funds on terms favorable to us or at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs. This may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry.

        We currently do not believe that we have invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        At December 31, 2003, our outstanding commitments included (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,600	$378	$1,126	$96	$—
Note payable	$361	$361	$—	$—	$—

Total	$1,961	$739	$1,126	$96	$—

Recent Accounting Requirements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002 and the adoption of SFAS No. 146 did not have a material impact on our financial position, results of operations or cash flows.

        FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), was issued in November 2002. FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirements of FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and are applicable to certain guarantees issued before December 31, 2002. We adopted FIN 45 disclosure requirements as of December 31, 2002. The adoption of the provisions for recognition and initial measurement did not have a material impact on our financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. We have adopted the transition and annual disclosure requirements of SFAS No. 148 which are effective for fiscal years ending after December 15, 2002 and have elected to continue to account for employee stock options under APB No. 25. The interim disclosure requirements are effective for interim periods commencing after December 15, 2002. The adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.

        In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF Issue No. 00-21 to have a material impact on our financial position, results of operations or cash flows.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", FIN No. 46 classifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We have not identified any VIEs for which we are the primary beneficiary or have significant involvement.

        In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN No. 46-R) to address certain FIN 46 implementation issues. The effective dates and impact of FIN No. 46 and FIN No. 46-R are as follows:

        (i) For special purpose entities (SPEs) created prior to February 1, 2003, we must apply either the provisions of FIN No. 46 or early adopt the provisions of FIN No. 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

        (ii) For non-SPEs created prior to February 1, 2003, we are required to adopt FIN No. 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

        (iii) For all entities, regardless of whether a SPE, that were created subsequent to January 31, 2003, the provisions of FIN No. 46 were applicable for variable interests in entities obtained after January 31, 2003. We are required to adopt Fin No. 46-R at the end of the first interim or annual reporting period ending after March 31, 2004.

        The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on our financial statements. We are currently evaluating the impact of adopting FIN No. 46-R applicable to non-SPEs created prior to February 1, 2003, but do not expect a material impact.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

        Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

Item 8. Financial Statements and Supplementary Data

        Our consolidated financial statements at December 31, 2003 and 2002 and for the three years ended December 31, 2003 and the Report of Ernst & Young LLP, Independent Auditors, are included in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a—15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2004 (the "Proxy Statement") or our Form 10-K/A under the heading "Election of Directors". Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption "Executive Officers." Additional information required by this item is incorporated by reference to our Proxy Statement or our Form 10-K/A under the headings "Compliance with Section 16(a) of the Exchange Act" and "Code of Ethics".

Item 11. Executive Compensation

        The information required by this item is incorporated by reference to the Proxy Statement or our Form 10-K/A under the heading "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is incorporated by reference to the Proxy Statement or our Form 10-K/A under the heading "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference to the Proxy Statement or our Form 10-K/A under the heading "Certain Relationships and Related Transactions."

Item 14. Principal Accounting Fees and Services

        The information required by this item is incorporated by reference to the Proxy Statement or our Form 10-K/A under the heading "Fees Paid to Ernst & Young LLP."

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        The following documents are filed as part of this report:

        Financial statement schedules have been omitted because they are either not required, not applicable or the information is otherwise included.

(b)
Exhibits:

Exhibits.

Exhibit Number	Description of Document
2.1(6)†	Agreement and Plan of Reorganization dated as of January 10, 2003 by and among the Registrant, Involve Acquisition Corporation, H2O Networks, Inc., and Dean Hollander, Lance Hollander and John Dartley
2.2(6)†	Agreement and Plan of Merger and Reorganization dated as of September 26, 2003 by and among the Registrant, 5 Winds, Inc., Spencer Hayman, Valerie Myers, Laura Jones, David Hilmer, Matt Holland and Calendar Media Corporation
2.3(6)†	Asset Purchase Agreement dated as of September 25, 2003 by and among the Registrant, VS Asset Acquisition, Inc., VirtualSprockets LLC, Mr. Randy Thomas Yeatts, Ms. Laura Kittleman Yeatts and Mr. David M. Barach
3.2(3)	Amended and Restated Certificate of Incorporation of the Registrant
3.4(3)	Amended and Restated Bylaws of the Registrant
4.1(5)	Specimen Common Stock Certificate
10.1(1)	Form of Indemnity Agreement for directors and executive officers of the Registrant
10.2(4)	2000 Stock Option Plan and form of Option Agreement thereunder
10.3(3)	2003 Equity Incentive Plan and form of Option Agreement thereunder
10.4(3)	2003 Employee Stock Purchase Plan and form of Subscription Agreement thereunder
10.5 (1)	Loan and Security Agreement dated as of September 2, 2003 by and between the Registrant and Silicon Valley Bank
10.6 (3)	San Diego Tech Center Office Building Lease dated as of August 7, 2000 by and between the Registrant and San Diego Tech Center, LLC, as amended
10.7 (3)	Form of Subscription Agreement and Investment Representation of Subscriber of shares of preferred stock of the Registrant
10.8 (3)	Form of Offer Letter for Directors of the Registrant
21.1 (2)	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Confidential treatment has been granted for portions of this exhibit.

(1)
Filed with initial Registration Statement on Form S-1 (File No. 333-109169) dated September 26, 2003.

(2)
Filed with Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-109169) dated October 9, 2003.

(3)
Filed with Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-109169) dated November 4, 2003.

(4)
Filed with Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-109169) dated November 28, 2003.

(5)
Filed with Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-109169) dated December 10, 2003.

(6)
Filed with Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-109169) dated December 16, 2003.

Reports on Form 8-K

        None.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2004	Kintera, Inc.
	By	/s/ HARRY E. GRUBER, M.D. Harry E. Gruber, M.D. President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HARRY E. GRUBER, M.D. Harry E. Gruber, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2004
/s/ JAMES A. ROTHERHAM, C.P.A. James A. Rotherham, C.P.A.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004
/s/ DENNIS N. BERMAN Dennis N. Berman	Executive Vice President, Corporate Development and Director	March 30, 2004
/s/ ALLEN B. GRUBER, M.D. Allen B. Gruber, M.D.	Executive Vice President, Operations and Director	March 30, 2004
/s/ HECTOR GARCIA-MOLINA, PH.D. Hector Garcia-Molina, Ph.D.	Director	March 30, 2004
/s/ ALFRED R. BERKELEY III Alfred R. Berkeley III	Director	March 30, 2004
/s/ PHILIP HEASLEY Philip Heasley	Director	March 30, 2004
/s/ DEBORAH D. RIEMAN, PH.D. Deborah D. Rieman, Ph.D.	Director	March 30, 2004
/s/ ROBERT J. KORZENIEWSKI, C.P.A. Robert J. Korzeniewski, C.P.A.	Director	March 30, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Kintera, Inc.

        We have audited the accompanying consolidated balance sheets of Kintera, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kintera, Inc. at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

San Diego, California
February 6, 2004

Kintera, Inc.
Consolidated Balance Sheet

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$38,480,107	$1,234,777
Short-term investments	191,706	2,141,925
Accounts receivable, net of allowance for bad debt of $195,940 and $46,215 at December 31, 2003 and 2002, respectively	1,933,211	201,910
Accounts receivable from related party	475,000	—
Prepaid expenses and other current assets	735,702	163,277
Note receivable from employee	18,750	37,500

Total current assets	41,834,476	3,779,389
Property and equipment, net	1,458,304	893,167
Note receivable from employee	—	18,750
Other assets	769,016	317,305
Intangible assets, net	3,694,823	628,078

Total assets	$47,756,619	$5,636,689

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$1,692,509	$503,340
Accrued salaries and employee benefits	703,475	352,394
Donations payable to customers	798,758	347,743
Line of credit	361,119	—
Deferred revenue	1,931,169	524,886
Note payable to founder	44,500	44,500

Total current liabilities	5,531,530	1,772,863
Deferred rent	72,189	99,971
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 20,000,000 and no shares authorized at December 31, 2003 and 2002, respectively; no shares issued and outstanding at December 31, 2003 and 2002;	—	—
Convertible preferred stock, $.001 par value, no shares and 20,000,000 shares authorized at December 31, 2003 and 2002, respectively; no shares and 4,235,780 shares issued and outstanding at December 31, 2003 and 2002, respectively; liquidation value of $26,964,990 at December 31, 2002;	—	4,236
Common stock, $.001 par value, 60,000,000 shares authorized; 23,748,564 and 12,641,761 shares issued and outstanding at December 31, 2003 and 2002, respectively;	23,749	12,641
Additional paid-in capital	86,820,526	30,053,048
Deferred compensation	(10,863,225)	(2,347,451)
Accumulated other comprehensive loss	(294)	(2,593)
Accumulated deficit	(33,827,856)	(23,956,026)

Total stockholders' equity	42,152,900	3,763,855

Total liabilities and stockholders' equity	$47,756,619	$5,636,689

See accompanying notes.

Kintera, Inc.
Consolidated Statements of Operations

	Year ended December 31,
	2003	2002	2001
Net revenues	$7,490,098	$1,933,110	$287,402
Revenue from related party	475,000	—	—

Total net revenues	7,965,098	1,933,110	287,402
Cost of revenues	1,386,452	323,333	46,001

Gross profit	6,578,646	1,609,777	241,401
Sales and marketing	7,862,834	6,038,071	9,045,121
Product development and support	3,466,764	2,465,312	2,433,043
General and administrative	2,255,616	1,989,506	1,485,161
Stock-based compensation	2,846,265	550,716	—

Total operating expenses	16,431,479	11,043,605	12,963,325

Operating loss	(9,852,833)	(9,433,828)	(12,721,924)
Interest income (expense) and other, net	(18,997)	17,389	283,674

Net loss	$(9,871,830)	$(9,416,439)	$(12,438,250)

Net loss per share:
Basic and diluted	$(0.97)	$(1.44)	$(3.86)

Weighted average shares—basic and diluted	10,159,995	6,545,331	3,222,852

Stock-based compensation includes the following:
Sales and marketing	$1,667,908	$369,240	$—
Product development and support	816,534	169,817	—
General and administrative	361,823	11,659	—

	$2,846,265	$550,716	$—

See accompanying notes.

Kintera, Inc.
Consolidated Statements of Stockholders' Equity
Period from December 31, 2000 through December 31, 2003

	Convertible preferred stock
			Common stock				Accumulated other comprehensive loss
					Additional paid-in capital	Deferred Compensation		Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2000	2,839,282	$2,839	12,711,000	$12,710	$13,174,465	$—	$—	$(2,101,337)	$11,088,677
Issuance of common stock for other assets	—	—	15,000	15	14,985	—	—	—	15,000
Repurchase of restricted common stock	—	—	(114,465)	(114)	(7,249)	—	—	—	(7,363)
Exercise of stock options	—	—	17,250	17	13,283	—	—	—	13,300
Issuance of Series D preferred stock in March 2001, net of issuance costs of $10,865	578,000	578	—	—	5,768,557	—	—	—	5,769,135
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(12,438,250)	(12,438,250)
Unrealized loss on short-term investments	—	—	—	—	—	—	(14,786)	—	(14,786)

Comprehensive loss	—	—	—	—	—	—	—	—	(12,453,036)

Balance at December 31, 2001	3,417,282	3,417	12,628,785	12,628	18,964,041	—	(14,786)	(14,539,587)	4,425,713
Repurchase of restricted common stock	—	—	(15,244)	(15)	(899)	—	—	—	(914)
Exercise of stock options	—	—	28,220	28	25,805	—	—	—	25,833
Issuance of Series E preferred stock in January 2002 in connection with an acquisition	49,999	50	—	—	499,950	—	—	—	500,000
Issuance of Series F preferred stock in March through June 2002, net of issuance costs of $18,237	768,499	769	—	—	7,665,984	—	—	—	7,666,753
Stock-based compensation expense to consultants	—	—	—	—	176,650	—	—	—	176,650
Deferred compensation related to options issued to employees	—	—	—	—	3,035,845	(3,035,845)	—	—	—
Reversal of deferred compensation related to stock option cancellations	—	—	—	—	(314,328)	314,328	—	—	—
Amortization of deferred compensation	—	—	—	—	—	374,066	—	—	374,066
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(9,416,439)	(9,416,439)
Unrealized gain on short-term investments	—	—	—	—	—	—	12,193	—	12,193

Comprehensive loss	—	—	—	—	—	—	—	—	(9,404,246)

Balance at December 31, 2002	4,235,780	$4,236	12,641,761	$12,641	$30,053,048	$(2,347,451)	$(2,593)	$(23,956,026)	$3,763,855

See accompanying notes.

Kintera, Inc.
Consolidated Statements of Stockholders' Equity (continued)
Period from December 31, 2000 through December 31, 2003

	Convertible preferred stock
			Common stock				Accumulated other comprehensive loss
					Additional paid-in capital	Deferred Compensation		Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2002	4,235,780	$4,236	12,641,761	$12,641	$30,053,048	$(2,347,451)	$(2,593)	$(23,956,026)	$3,763,855
Repurchase of restricted common stock	—	—	(85,669)	(85)	(5,054)	—	—	—	(5,139)
Exercise of stock options	—	—	197,221	197	235,355	—	—	—	235,552
Issuance of common stock, net of expenses	—	—	5,750,000	5,750	36,087,685	—	—	—	36,093,435
Issuance of Series G preferred stock in March through September 2003, net of issuance costs of $7,822	549,926	550	—	—	5,490,888	—	—	—	5,491,438
Issuance of common stock and stock options in January and September 2003 in connection with acquisitions	—	—	459,545	460	5,859,643	(2,483,512)	—	—	3,376,591
Issuance of warrant in connection with entering into a loan and security agreement	—	—	—	—	166,396	—	—	—	166,396
Conversion of preferred stock to common stock	(4,785,706)	(4,786)	4,785,706	4,786	—	—	—	—	—
Stock-based compensation expense to consultants	—	—	—	—	186,065	—	—	—	186,065
Deferred compensation related to options issued to employees	—	—	—	—	9,209,592	(9,209,592)	—	—	—
Reversal of deferred compensation related to stock option cancellations	—	—	—	—	(463,092)	463,092	—	—	—
Amortization of deferred compensation	—	—	—	—	—	2,714,238	—	—	2,714,238
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(9,871,830)	(9,871,830)
Unrealized gain on short-term investments	—	—	—	—	—	—	2,299	—	2,299

Comprehensive loss	—	—	—	—	—	—	—	—	(9,869,531)

Balance at December 31, 2003	—	$—	23,748,564	$23,749	$86,820,526	$(10,863,225)	$(294)	$(33,827,856)	$42,152,900

See accompanying notes.

Kintera, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2003	2002	2001
Operating activities:
Net loss	$(9,871,830)	$(9,416,439)	$(12,438,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	149,726	36,029	10,186
Depreciation	590,166	478,958	313,481
Amortization of intangible assets	388,835	182,266	—
Forgiveness of employee note	37,500	37,500	37,500
Amortization and write-off of prepaid advertising	—	—	4,969,600
Interest expense associated with issuance of warrant	36,977	—	—
Stock-based compensation expense to consultants	186,065	176,650	—
Amortization of deferred compensation	2,714,238	374,066	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,958,917)	(174,957)	(47,608)
Prepaid expenses and other current assets	(545,381)	(120,344)	(11,154)
Accounts payable and accrued expenses	845,843	(450,325)	479,271
Accrued salaries and employee benefits	310,700	165,832	127,083
Donations payable to customers	451,015	330,619	17,124
Deferred revenue	1,310,316	331,959	38,044
Deferred rent	(27,781)	85,185	14,786
Sponsorships payable	(212,313)	212,313	—

Net cash used in operating activities	(5,594,841)	(7,750,688)	(6,489,937)
Investing activities:
Purchases of marketable securities	(192,000)	(5,899,666)	(6,879,230)
Maturities of marketable securities	2,047,993	4,352,232	3,500,000
Sales of marketable securities	96,525	1,302,146	1,480,000
Acquisition costs, net of cash acquired	105,556	(17,099)	—
Purchases of property and equipment	(958,010)	(525,205)	(611,125)
Other assets	(279,645)	(298,848)	8,913

Net cash provided by (used in) investing activities	820,419	(1,086,440)	(2,501,442)
Financing activities:
Draw on line of credit obligation	403,357	—	—
Payment of line of credit obligation	(154,448)	(35,128)	—
Repayment of employee note	(44,444)	(30,000)	—
Proceeds from issuance of common stock	36,093,435	—	—
Proceeds from exercise of common stock options	235,553	25,833	13,300
Repurchase of common stock	(5,139)	(914)	(7,363)
Net proceeds from sale of preferred stock	5,491,438	7,666,753	5,769,135

Net cash provided by financing activities	42,019,752	7,626,544	5,775,072

Net increase (decrease) in cash and cash equivalents	37,245,330	(1,210,584)	(3,216,307)
Cash and cash equivalents at beginning of year	1,234,777	2,445,361	5,661,668

Cash and cash equivalents at end of year	$38,480,107	$1,234,777	$2,445,361

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,945	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for other assets	$—	$—	$15,000

Issuance of Series E preferred stock in Masterplanner acquisition	$—	$500,000	$—

Issuance of common stock and options for acquisitions	$5,860,103	$—	$—

Warrant issued in connection with financing agreement	$166,396	$—	$—

See accompanying notes.

Notes to Consolidated Financial Statements

1.     Organization and Summary of Significant Accounting Policies

Description of Business

        Kintera, Inc. (the "Company") was incorporated in the state of Delaware on February 8, 2000. The Company is a provider of software as a service that enables nonprofit organizations to use the Internet to increase awareness, commitment and donations.

Basis of Presentation

        In November 2003, the Company's Board of Directors and stockholders approved a two-for-one reverse stock split of the outstanding shares of common and preferred stock. All common and preferred share and per share information included in these consolidated financial statements have been adjusted to reflect the impact of the reverse stock split.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk and Significant Customers

        Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company limits its exposure to credit loss by placing its cash and cash equivalents and short-term investments with high credit quality financial institutions. In general, the Company does not require collateral on its arrangements with customers. The Company has accounts receivable related to upfront and monthly maintenance fees typically with credit terms of 30-60 days. The Company provides reserves against accounts receivables for estimated losses that may result from customers' inability to pay. The amount of the reserve is determined by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers' industry, historical losses and changes in customer creditworthiness. Write-offs to date have not been material.

        The Company had one customer that comprised 13% and 20% of net revenues for the years ended December 31, 2003 and 2002, respectively.

Fair Value of Financial Investments

        The carrying amounts shown for the Company's cash and cash equivalents, short-term investments, accounts and notes receivable and accounts and notes payable approximate their fair value due to the short-term maturities of these instruments.

Property and Equipment

        Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related leases.

Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment of Disposable Long-Lived Assets, the Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. To date, the Company has not experienced any impairment losses on its long-lived assets used in operations.

Impairment of Goodwill

        Goodwill is evaluated for potential impairment annually by comparing the fair value of a reporting unit to its carrying value, including recorded goodwill. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined would be recorded in the current period. To date there has been no impairment of the Company's recorded goodwill.

Revenue Recognition

        Kintera Sphere is an enterprise-grade software system that integrates a suite of features including content management, contact management, communication, commerce, community and reporting. The Company receives revenues related to Kintera Sphere for activation fees, monthly maintenance fees and transaction fees tied to the donations and purchases that the Company processes. The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (upon contract signing or receipt of an authorized purchase order from the customer); (2) delivery has occurred (upon performance of services in accordance with contract specifications); (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties (credit terms extending beyond twelve months or significantly longer than is customary are deemed not to be fixed and determinable); and (4) collection is reasonably assured (there are no indicators of non-payment based upon history with the customer and/or upon completion of credit procedures, if completed). As of December 31, 2003 and for each period presented, the Company did not have any arrangements with credit terms extending beyond twelve months. Billings made or payments received in advance of providing services are deferred until the period these services are provided.

        To date, the Company's arrangements that contain multiple elements have been contracts that include upfront payments for activation of Kintera Sphere, monthly fees for the maintenance and use of Kintera Sphere and transaction fees tied to the donations and purchases that the Company processes. Revenue associated with the upfront payments are deferred and recognized on a straight-line basis over the entire term of the contract which in general range from twelve to thirty-six months. Revenue related to monthly maintenance and transaction fees for donations made through the website are recognized as services are provided. Credit card fees directly associated with processing customer donations and billed to customers are excluded from revenues in accordance with Emerging Issues Task Force ("EITF") consensus on Issue 99-19. Reporting Revenue Gross as a Principal verses Net as an Agent.

        For arrangements with multiple elements, the Company allocates revenues to each element of the transaction based upon its fair value. Fair value for all elements of an arrangement is determined when the delivered items have value to the customer on a stand-alone basis, evidence of the fair value of the undelivered items exists based on the price of regular sales on a stand-alone basis, and delivery or performance of the undelivered items is considered probable and substantially in the control of the Company. Items are considered to have stand alone value if the Company has sold that item separately on a regular basis in the past. When the fair value of a delivered element has not been established or the Company is unable to establish stand-alone value, as is the case for the upfront payments for activation, maintenance, and use of Kintera Sphere, the revenues for the elements are recognized on a straight-line basis over the entire term of the contract.

        The unearned portion of paid subscriptions is deferred until the publications are mailed to subscribers. Upon each mailing, a proportionate share of the gross subscription price is included in revenues. Advertising revenues are recognized when the advertisements are distributed.

Computer Software for Internal Use

        Internally developed software and website development costs, are accounted for in accordance with Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In accordance with SOP 98-1, internal and external costs incurred to develop internal-use software during the application development stage are to be capitalized. These costs have been insignificant to date and therefore no amounts have been capitalized.

Advertising Costs

        All advertising costs are expensed when incurred. Advertising costs were $382,539, $195,409, and $4,789,362 for the years ended December 31, 2003, 2002 and 2001, respectively.

        Advertising costs of $4,104,875 for the year ended December 31, 2001 related to the usage of billboard advertising acquired in exchange for Series B convertible preferred stock in September 2000. The value of the advertising and Series B convertible preferred stock was based on the quantity of advertising to be received and quoted market rates. Advertising costs include $864,725 for the year ended December 31, 2001 related to the write-off of the remaining balance of prepaid advertising due to its impairment after the aforementioned advertising contract was mutually cancelled.

Stock-Based Compensation

        As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options is equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Certain of the Company's stock options have been granted with exercise prices below the fair value of the Company's common stock. For these stock options, the Company has recorded deferred stock-based compensation for the difference between their exercise prices and such fair values which is being amortized to expense on a straight-line method over the stock option's vesting period.

        Compensation for equity instruments issued to non-employees has been determined in accordance with SFAS No. 123, Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, and the EITF consensus on Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

        Pro forma information regarding net loss is required by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and has been determined as if the

Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the grant date using the Black-Scholes method for option pricing with the following assumptions:

	Year ended December 31,
	2003	2002	2001
Weighted average risk free interest rate	3.0%	3.8%	4.5%
Expected option life	5.0 years	5.0 years	5.0 years
Expected stock price volatility	see below	0%	0%
Expected dividend yield	0%	0%	0%
Weighted average fair value of options with exercise price equaling stock price on date of grant	$6.92	$0.18	$0.18
Weighted average fair value of options granted with exercise price less than stock price on date of grant	$8.45	$4.24	$—

        Future pro forma results of operations under SFAS No. 123 may be materially different from actual amounts reported. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company has used the minimum value method to determine the fair value of options granted prior to its initial filing in a registration statement under the Securities Act of 1933 relating to an initial public offering of the Company's common stock. This method does not consider the expected volatility of the underlying stock, and is only available to non-public entities. Accordingly, the Company has used an estimated volatility factor of 80% through December 31, 2003.

        The following table illustrates the effect on net losses if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Year ended December 31,
	2003	2002	2001
Net loss—as reported	$(9,871,830)	$(9,416,439)	$(12,438,250)
Add: Stock-based employee compensation expense included in reported net loss	2,846,265	374,066	—
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	(3,391,198)	(396,523)	(27,349)

Pro forma net loss	$(10,416,763)	$(9,438,896)	$(12,465,599)

Net loss per share:
Basic and diluted—as reported	$(0.97)	$(1.44)	$(3.86)

Basic and diluted—pro forma	$(1.03)	$(1.44)	$(3.87)

Income Taxes

        Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement basis and the tax basis of assets and liabilities using enacted tax rates. Valuation allowances are established to reduce deferred tax assets to the amount that is expected to more likely than not be realized in future tax returns.

Comprehensive Income (Loss)

        Comprehensive loss is the total of net loss and all other non-owner changes in stockholders' equity. The Company's other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale investments. Such amounts are excluded from net loss and are reported in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements.

Net Loss Per Share

        In accordance with SFAS No. 128, Earnings Per Share, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Potentially dilutive securities are not considered in the calculation of net loss per common share as their inclusions would be anti-dilutive.

        In accordance with SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

        A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Year ended December 31,
	2003	2002	2001
Numerator
Net loss	$(9,871,830)	$(9,416,439)	$(12,438,250)
Denominator
Basic and diluted:
Weighted average common shares outstanding	13,257,098	12,635,396	12,619,263
Less: Weighted average shares subject to repurchase	(3,097,103)	(6,090,065)	(9,396,411)

Denominator on basic calculation	10,159,995	6,545,331	3,222,852

Basic and diluted net loss per share	$(0.97)	$(1.44)	$(3.86)

        The following table summarizes potential common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive:

	December 31,
Common Stock Equivalents
	2003	2002	2001
Common stock subject to repurchase	1,711,489	4,491,993	7,502,920
Options to purchase common stock	2,713,355	1,429,952	935,800
Warrants to purchase common stock	20,000	—	—
Convertible preferred stock	—	4,235,780	3,417,282

	4,444,844	10,157,725	11,856,002

Segment Information

        The Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company believes it operates in a single business segment and adoption of this standard did not have a material impact on the Company's financial statements.

Recently Issued Accounting Standards

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for fiscal years ending after December 15, 2002. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on its consolidated financial position or results of operations.

        In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF Issue No. 00-21 to have a material impact on our financial position, results of operations or cash flows.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not identified any VIEs for which the Company is the primary beneficiary or have significant involvement.

        In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN No. 46-R) to address certain FIN 46 implementation issues. The effective dates and impact of FIN No. 46 and FIN No. 46-R are as follows:

  (i)
  For special purpose entities (SPEs) created prior to February 1, 2003, the Company must apply either the provisions of FIN No. 46 or early adopt the provisions of FIN No. 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

  (ii)
  For non-SPEs created prior to February 1, 2003, the Company is required to adopt FIN No. 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

  (iii)
  For all entities, regardless of whether a SPE, that were created subsequent to January 31, 2003, the provisions of FIN No. 46 were applicable for variable interests in entities obtained after January 31, 2003. The Company is required to adopt FIN No. 46-R at the end of the first interim or annual reporting period ending after March 31, 2004.

        The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on our financial statements. The Company is currently evaluating the impact of adopting FIN No. 46-R applicable to non-SPEs created prior to February 1, 2003, but does not expect a material impact.

2.     Acquisitions

Masterplanner Media, Inc.

        On January 31, 2002, the Company entered into a merger agreement with Masterplanner Media, Inc. ("Masterplanner"). The acquisition was accounted for as a purchase, therefore the results of Masterplanner's operations have been included in the consolidated financial statements since that date. Masterplanner publishes a monthly print and online calendar in New York City and Los Angeles that provides assistance to non-profit organization administrators in planning fundraising and other events. The Company acquired Masterplanner primarily to enhance its customer base in the New York City and Los Angeles markets as well as to increase brand awareness in other markets (the San Diego Masterplanner publication was established subsequent to the merger).

        The purchase price consisted of 49,999 shares of Series E convertible preferred stock valued at $10.00 per share, plus $17,099 in related acquisition costs. The fair value of the preferred stock was determined based on prior and subsequent sales of preferred stock for cash.

        The $500,000 purchase price, plus $17,099 of related acquisition costs, was allocated as follows:

Current assets	$29,950
Fixed assets	3,101
Intangible asset	795,344

Total assets acquired	828,395
Current liabilities assumed	(311,296)

Net assets acquired	$517,099

        The acquired intangible asset represents the customer base of Masterplanner and was assigned an estimated useful life of four years for amortization purposes.

H2O Networks, Inc. (dba Involve)

        On January 10, 2003, the Company entered into a merger agreement with H2O Networks, Inc. (dba Involve). The acquisition was accounted for as a purchase, therefore the results of Involve's operations have been included in the consolidated financial statements since that date. Involve provides online communications and marketing services. The Company acquired Involve primarily to enhance its content management system and advocacy market positions.

        The purchase price consisted of 259,545 shares of common stock valued at $9.00 per share, options to purchase 140,459 shares of common stock valued using the Black-Scholes method at a weighted average of $8.66 per share and $117,519 in related acquisition costs.

        The $3,553,445 purchase price, plus $117,534 in acquisition costs, was allocated as follows:

Current assets	$140,462
Fixed assets	40,929
Intangible assets	690,000
Goodwill	1,435,465
Other assets	28,475

Total assets acquired	2,335,331
Current liabilities assumed	(203,050)
Deferred compensation	1,538,697

Net assets acquired	$3,670,978

        The acquired intangible asset represents the customer base of Involve and was assigned an estimated useful life of five years for amortization purposes.

VirtualSprockets, LLC

        On September 25, 2003, the Company entered into an asset purchase agreement with VirtualSprockets, LLC ("VirtualSprockets"). VirtualSprockets develops web-sites, intranets and database software for nonprofit organizations. The Company acquired the net assets of VirtualSprockets primarily to enhance its customer base in the Washington D.C. market and to enhance its industry knowledge of and relationships with the nonprofit industry. These factors motivated the Company to pay a purchase price in excess of the net book value, which resulted in intangible assets.

        The purchase price consisted of 100,000 shares of common stock valued at $10.00 per share, plus $100,000 in acquisition costs. In addition, the Company also issued options to purchase 51,863 shares of common stock to former VirtualSprockets employees.

        The $1,000,000 purchase price, plus $100,000 in acquisition costs, was allocated as follows:

Current assets	$32,595
Fixed assets	66,126
Intangible assets	370,000
Goodwill	27,229
Other assets	3,700

Total assets acquired	499,650
Current liabilities assumed	(66,317)
Deferred compensation	666,667

Net assets acquired	$1,100,000

        The acquired intangible asset represents the customer base of VirtualSprockets and was assigned an estimated useful life of five years for amortization purposes.

5 Winds, Inc.

        On September 26, 2003, the Company entered into a merger agreement with 5 Winds, Inc. and its wholly-owned subsidiary, Little Tornadoes, Inc. ("Little Tornadoes). The acquisition was accounted for as a purchase, therefore the results of Little Tornadoes' operations have been included in the consolidated financial statements since that date. Little Tornadoes develops, manages and maintains Internet web sites. The Company acquired Little Tornadoes primarily to enhance its customer base in the New York City market and to enhance its industry knowledge of and relationships with the nonprofit industry.

        The purchase price consisted of 100,000 shares of common stock valued at $10.00 per share, options to purchase 34,768 shares of common stock valued using the Black-Scholes method at a weighted average of $8.82 per share and $88,853 in acquisition costs. In addition, the Company also issued options to purchase 165,231 shares of common stock to former Little Tornadoes employees.

        The $1,306,658 purchase price, plus $88,853 in acquisition costs, was allocated as follows:

Current assets	$356,541
Fixed assets	90,238
Intangible assets	670,000
Goodwill	262,998
Other assets	10,472

Total assets acquired	1,390,249
Current liabilities assumed	(272,886)
Deferred compensation	278,148

Net assets acquired	$1,395,511

        The acquired intangible asset represents the customer base of Little Tornadoes and was assigned an estimated useful life of five years for amortization purposes.

Unaudited Pro Forma Information

        The unaudited pro forma information for the year ended December 31, 2003 and the year ended December 31, 2002 assumes the acquisitions of Involve, VirtualSprockets and Little Tornadoes were consummated on January 1, 2002.

	Year Ended December 31, 2003	Year Ended December 31, 2002
	(unaudited)	(unaudited)
Net revenues	$9,982,441	$5,414,378
Net loss	$(9,760,949)	$(11,018,372)
Net loss per share—basic and diluted	$(0.96)	$(1.60)

        The results of operations for Masterplanner has been excluded from the pro forma information for the year ended December 31, 2002 as the acquisition occurred near the beginning of the period. The results of operations for Involve has been excluded from the pro forma information for the year ended December 31, 2003 as the acquisition occurred near the beginning of the period.

        These results give effect to the pro forma adjustments for the amortization of acquired intangible assets and the amortization of deferred compensation. In addition, the common stock used as consideration for the acquisitions is presented as being outstanding during the entire period.

3.     Short-Term Investments

        The Company has classified short-term investments as available-for-sale which are summarized as follows at December 31, 2003:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Certificates of deposit	$192,000	$—	$(294)	$191,706

        The Company has classified short-term investments as available-for-sale which are summarized as follows at December 31, 2002:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Certificates of deposit	$2,144,518	$21	$(2,614)	$2,141,925

        All short-term investments are due in one year or less. The Company realized a loss of $1,834 from the sale of securities in 2003.

4.     Balance Sheet Details

        Accounts receivable consists of the following:

	December 31,
	2003	2002
Accounts receivable	$1,992,716	$248,125
Unbilled accounts receivable	136,435	—

	2,129,151	248,125
Less: allowance for doubtful accounts	(195,940)	(46,215)

	$1,933,211	$201,910

        Prepaid expenses and other current assets consists of the following:

	December 31,
	2003	2002
Due from credit card processor	$5,430	$123,535
Prepaid expenses	730,272	39,742

	$735,702	$163,277

        Property and equipment consists of the following:

		December 31,
Class
	Useful Life	2003	2002
Computer equipment	3	$2,343,593	$1,298,309
Purchased software	3	265,118	232,720
Office equipment	5	123,535	111,322
Furniture and fixtures	5	61,842	26,286
Leasehold improvements	Lease term	94,203	64,351

		2,888,291	1,732,988
Less: accumulated depreciation		(1,429,987)	(839,821)

Net property and equipment		$1,458,304	$893,167

        Depreciation expense was $590,167, $478,958 and $313,481, for the years ended December 31, 2003, 2002 and 2001, respectively.

        Other assets consists of the following:

	December 31,
	2003	2002
Deposits held by credit card processor	$504,062	$149,755
Restricted cash deposit	100,000	100,000
Deferred line of credit financing costs	129,419	—
Other deposits	35,535	67,550

	$769,016	$317,305

        Intangible assets consists of the following:

		December 31,
	Useful life	2003	2002
Customer base	4-5 years	$2,525,345	$795,344
Goodwill	Indefinite	1,740,580	15,000

		4,265,925	810,344
Less: accumulated amortization		(571,102)	(182,266)

Net intangible assets		$3,694,823	$628,078

        The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2001	$15,000
Goodwill acquired	—

Balance at December 31, 2002	15,000
Goodwill acquired	1,725,580

Balance at December 31, 2003	$1,740,580

        Amortization expense was $571,102, $182,266 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively. All amortization expense is recorded in sales and marketing expense in the consolidated statements of operations. As of December 31, 2003, the total of charges to be recognized in future periods from amortization of intangible assets are anticipated to be approximately $545,000, $545,000, $363,000, $346,000 and $139,000 for the years ended December 31, 2004, 2005, 2006, 2007 and 2008, respectively.

5.     Related Party Transactions

        In July 2000, the Company issued a loan in connection with the relocation of an employee in the amount of $150,000. The loan will be forgiven pro-rata over four years. Compensation expense related to the loan was $37,500, $37,500 and $37,500 for the years ended December 31, 2001, 2002 and 2003, respectively.

        During 2000, a founder loaned the Company $44,500. The note payable does not bear interest and does not have a maturity date.

        In December 2003, the Company provided services to Dot Org Foundation, a related party and recognized $475,000 in revenue relating to the services provided. This revenue was from a single customer and was classified as related party revenue as a member of the executive management of the customer is a family relative of executive officers of Kintera. The amounts recognized as revenue are also included in accounts receivable at December 31, 2003.

6.     Notes Payable and Lines of Credit

        In January 2002, the Company assumed a $33,128 line of credit obligation and a $30,000 employee note payable in the acquisition of Masterplanner. Both liabilities were repaid during the year ended December 31, 2002.

        In January 2003, the Company assumed a $66,636 line of credit obligation in the acquisition of Involve. The line of credit bears interest at 4% plus Prime Rate. The obligation was repaid in 2003.

        In August 2003, the Company entered into a $3.0 million Loan and Security Agreement with a bank. The agreement consists of up to $2.0 million in a revolving accounts receivable line at an interest rate of 1% plus Prime Rate and up to $1.0 million in an equipment financing line at an interest rate of 2.5% plus Prime Rate. The agreement contains various financial statement covenants and is secured by all non-intellectual property assets of the Company. In 2003, the Company drew down $403,357 on the equipment financing line and $0 on the accounts receivable line. The total amount outstanding at December 31, 2003 under the agreement is $361,119. Total principal scheduled repayments are as follows; $134,453 for 2004, $134,453 for 2005 and $92,213 for 2006.

        Interest expense on the notes payable and the lines of credit was $16,945, $0, and $0 for the years ended December 31, 2003, 2002 and 2001, respectively.

7.     Stockholders' Equity

Amended and Restated Certificate of Incorporation

        In December 2003, the Company adopted an Amended and Restated Certificate of Incorporation (the "Certificate"). The Certificate authorizes up to 20,000,000 shares of preferred stock, which enables the Board of Directors to designate and issue preferred stock with rights senior to those of common stock.

Common Stock

        The Company issued shares that are subject to vesting to its founders and employees during 2000 and in connection with certain business combinations. Shares of restricted common stock are subject to repurchase by the Company, pursuant to vesting schedules, which generally extend for a period of up to four years. In the event of termination of employment, the Company has the option to repurchase the unvested shares at their original issuance price. As of December 31, 2003 and 2002, there were 1,645,677 and 4,564,191 shares subject to repurchase.

        In December 2003, the Company completed its initial public offering and issued 5,750,000 shares of common stock at $7.00 per share for proceeds of $36,087,685 net of issuance costs.

Convertible Preferred Stock

        Convertible preferred stock authorized and outstanding is as follows:

	December 31,
	2002			2003
	Shares authorized	Shares outstanding	Liquidation value	Shares authorized	Shares outstanding	Liquidation value
Series A	3,000,000	1,500,000	$3,000,000	—	—	—
Series B	1,428,571	714,285	5,000,000	—	—	—
Series C	1,250,000	624,997	5,000,000	—	—	—
Series D	4,000,000	578,000	5,780,000	—	—	—
Series E	250,000	49,999	500,000	—	—	—
Series F	2,000,000	768,499	7,684,990	—	—	—
Series G	—	—	—	—	—	—
Undesignated	8,071,429	—	—	20,000,000	—	—

	20,000,000	4,235,780	$26,964,990	20,000,000	—	—

        In December 2003, the Company completed its initial public offering and 4,785,706 shares of Series A, B, C, D, E, F and G convertible preferred stock automatically converted into 4,785,706 shares of common stock.

Stock Options and Stock Compensation Plans

        In October 2000, the Company adopted the Kintera, Inc. 2000 Stock Option Plan (the "2000 Plan"). As amended, under the Plan the Company may grant options for up to 3,064,000 shares of the Company's common stock. A committee designated by the Board of Directors may fix the terms and vesting of all options; however, in no event will the contractual term exceed 10 years. Generally, options vest 25% one year from the grant date and 1/1,460 per day thereafter until the options are fully vested.

        In December 2003, the Company adopted the 2003 Equity Incentive Plan (the "2003 Plan"). Under the 2003 Plan, the Company may grant various stock awards, including but not limited to stock options, up to 3,500,000 shares of common stock. The number of outstanding stock options under the 2000 Plan as of the adoption date of the 2003 Plan reduced the 3,500,000 shares of common stock issuable under the 2003 Plan to 611,754 shares of common stock issuable.

        Both the 2000 Plan and the 2003 Plan allow for employees to early exercise unvested stock options. All unvested options exercised are subject to repurchase by the Company within 60 days of an employee's termination. Unvested options are subject to repurchase at the original purchase price. As of December 31, 2003 and 2002, there were 65,812 and 13,460 shares issued and outstanding from such options, subject to repurchase by the Company.

        Stock option activity is as follows:

	Number of shares	Weighted- average exercise price
Balance at December 31, 2000	71,750	$0.66
Granted	1,190,550	$0.92
Exercised	(17,250)	$0.78
Cancelled	(309,250)	$0.84

Balance at December 31, 2001	935,800	$0.90
Granted	815,200	$1.34
Exercised	(28,220)	$0.92
Cancelled	(292,828)	$1.02

Balance at December 31, 2002	1,429,952	$1.14
Granted	1,657,074	$2.31
Exercised	(197,221)	$1.17
Cancelled	(176,450)	$0.89

Balance at December 31, 2003	2,713,355	$1.82

        The following table summarizes information about stock options outstanding at December 31, 2002:

		Options outstanding		Options vested
Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number of options vested	Weighted average exercise price
$0.02—$0.80	303,750	8.0 years	$0.76	158,139	$0.72
$1.00	852,203	9.0 years	$1.00	153,072	$1.00
$2.00	273,999	9.6 years	$2.00	9,396	$2.00

	1,429,952	8.9 years	$1.14	320,607	$0.94

        The above tables include outstanding options granted to purchase 58,250 shares of common stock issued to consultants outside the Plan.

        The following table summarizes information about stock options outstanding at December 31, 2003:

		Options outstanding		Options vested
Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number of options vested	Weighted average exercise price
$0.06—$0.92	364,659	7.2 years	$0.64	284,507	$0.69
$1.00	785,963	7.5 years	$1.00	443,123	$1.00
$2.00	1,373,733	9.2 years	$2.00	111,828	$2.00
$5.95—10.60	189,000	9.9 years	$6.21	—	—

	2,713,355	8.5 years	$1.82	839,458	$1.03

        The above tables include outstanding options granted to purchase 56,250 shares of common stock issued to consultants outside the Plan.

        Compensation related to awards granted to consultants was $0, $176,650 and $186,065 for the years ended December 31, 2001, 2002 and 2003, respectively. The fair value for these options was estimated at the grant date using the Black-Scholes method for option pricing with the following assumptions:

	December 31,
	2001	2002	2003
Weighted average risk free interest rate	5.0%	5.0%	4.0%
Expected option life in years	10.0	3.3—10.0	10.0
Expected stock price volatility	80%	80%	80%
Expected dividend yield	0%	0%	0%
Weighted average fair value of options granted	$0.84	$3.78	$9.38

        The fair value of the grants is periodically remeasured as the options vest.

        The Company recorded deferred stock compensation totaling $3,035,845 and $11,693,104 for the years ended December 31, 2002 and 2003, in connection with the grant of various stock options and restricted stock to employees. The deferred stock compensation represents the difference between the exercise or grant price and the estimated fair value of the Company's common stock for financial reporting purposes as determined by the Company's board of directors. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense over the vesting period of the options on a straight-line method. Amortization of deferred compensation expense was $374,066 and $2,717,572 for the years ended December 31, 2002 and 2003. Deferred compensation was reduced by $314,328 and $463,092 for the years ended December 31, 2002 and 2003 to reflect the cancellation of certain unvested stock options upon the respective individual's termination. As of December 31, 2003, the total charges to be recognized in future periods from amortization of deferred stock compensation are anticipated to be approximately $3,900,000, $3,200,000, $2,900,000 and $1,400,000 for the years ended December 31, 2004, 2005, 2006 and 2007, respectively.

        In December 2003, the Company adopted the 2003 Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, the Company may issue up to 1,000,000 shares of common stock to eligible employees who elect to participate in the plan. The participating employees will obtain a purchase right in shares of the Company's common stock at the lower of 85% of the common stock closing price on the first day of the offering period or 85% of the common stock closing price on the purchase date. The initial offering period commenced on December 19, 2003 and continues through March 31, 2004. The second offering period will begin April 1, 2004 and will continue through October 31, 2004. Subsequent offering periods will be six months in length and will begin on May 1 and November 1 of each year. The last day of each offering period is the purchase date.

Stock Warrants

        In connection with the Loan and Security Agreement, the Company issued a warrant to purchase 20,000 shares of Series G preferred stock at $10.00 per share in August 2003. The warrant is immediately exercisable and will expire on the later of 10 years from issuance or 5 years after the closing of an initial public offering of common stock. The fair value of the warrant was estimated at $166,396 using the Black-Scholes method for option pricing. The assumption used was 4.0% for the weighted average risk free rate, 80% expected stock price volatility, 0% expected dividend yield and 10 year expected warrant life. The fair value was recorded as deferred line of credit financing costs to be amortized to interest expense over the thirty-six month repayment period.

        On December 19, 2003, the Company completed its initial public offering and the warrant converted to the purchase of 20,000 shares of common stock at $10.00 per share.

Shares Reserved for Future Issuance

        The following capital stock is reserved for future issuance:

	December 31, 2003	December 31, 2002
Conversion of preferred stock	—	4,235,780
Stock options issued and outstanding	2,713,355	1,429,952
Authorized for future option grants	601,254	146,826
Stock warrants	20,000	—
Employee Stock Purchase Plan	1,000,000	—

	4,334,609	5,812,558

8.     Income Taxes

        Significant components of the Company's deferred tax assets as of December 31, 2002 and 2003 are shown below. A valuation allowance has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$11,379,000	$9,066,000
R&D credit carryforwards	992,000	576,000
Capitalized start-up costs	46,000	74,000
Other, net	576,000	183,000

Total deferred tax assets	12,993,000	9,899,000
Valuation allowance for deferred tax assets	(12,993,000)	(9,899,000)

Net deferred tax assets	$—	$—

        At December 31, 2003, the Company had federal and California tax net operating loss carryforwards of approximately $28,196,000 and $26,269,000, respectively. The federal and California tax loss carryforwards will begin to expire in 2020 and 2012, respectively, unless previously utilized. The Company also has federal and California research and development tax credit carryforwards of approximately $636,000 and $548,000, respectively. The federal research and development tax credit carryforwards will expire beginning in 2020, unless previously utilized. The California credits do not expire.

        Pursuant to Code Sections 382 and 383, use of the Company's net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% occurs within a three-year period.

9.     Commitments and Contingencies

        The Company leases certain office space under non-cancelable operating lease agreements. Certain leases contain escalation clauses and require the Company to pay a share of any increases in operating expenses.

        Future minimum lease payments under all non-cancelable operating lease arrangements as of December 31, 2003 are as follows:

2004	$378,096
2005	556,293
2006	570,446
2007	95,515

$1,600,350

        Rent expense was $325,596, $214,208 and $282,422 for the years ended December 31, 2003, 2002 and 2001, respectively.

10.   Employee Benefits

        In 2001, the Company established a defined contribution 401(k) plan for employees who are at least 21 years of age and have been employed with the Company for at least three months. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation. The Company's contributions to the plan are discretionary. Contributions were $0, $35,386, and $20,516 for the years ended December 31, 2003, 2002 and 2001, respectively.

11.   Legal Proceedings

        On February 11, 2002, the Company filed a complaint against Convio, Inc., in the United States District Court for the Southern District of California, asserting claims of trade secret misappropriation, copyright infringement, unfair competition and intentional interference with prospective economic advantage. The Company is seeking monetary and injunctive relief. On May 21, 2002, the Company filed a first amended complaint related to the copyright infringement claims. On January 27, 2003, the court entered an order granting the Company's motion to file a second amended complaint, asserting an additional claim of copyright infringement and a trespass claim. The second amended complaint was filed on February 4, 2003. On November 19, 2003, the court entered a stipulated order granting the Company's motion to file a third amended complaint, asserting an additional claim of circumvention of a technological measure in violation of 17 U.S.C. sec. 1201(a)(1)(A). The third amended complaint was filed on November 24, 2003.

        On December 8, 2003, Convio served the Company with an answer and counterclaim, asserting claims for unfair business competition, defamation, intentional interference with prospective economic advantage, intentional interference with contractual relations, false or misleading representation in violation of the Lanham Act, copyright infringement, electronic trespass, and circumvention of a technological measure. Convio is seeking monetary and injunctive relief. The Company intends to prosecute its claims. The Company believes that the counterclaims are without merit and intends to defend itself vigorously. No trial date has been set.

        Management does not believe that the outcome of this matter will have a material adverse effect on the Company's financial condition or the results of its operations.

12.   Selected Quarterly Financial Data (Unaudited)

	Q1 2003	Q2 2003	Q3 2003	Q4 2003	Year 2003
Total revenue	$1,192,706	$1,752,497	$2,206,401	$2,338,494	$7,490,098
Revenue from related party	—	—	—	475,000	475,000

Total net revenues	1,192,706	1,752,497	2,206,401	2,813,494	7,965,098
Costs of revenue	245,909	341,114	423,849	375,580	1,386,452

Gross profit	946,797	1,411,383	1,782,552	2,437,914	6,578,646
Sales and marketing	1,787,577	1,896,359	1,935,730	2,243,168	7,862,834
Product development and support	766,537	786,439	840,599	1,073,189	3,466,764
General and administrative	443,569	459,918	376,732	975,397	2,255,616
Stock-based compensation	373,549	508,117	978,658	985,941	2,846,265

Operating loss	3,371,232	3,650,833	4,131,719	5,277,695	16,431,479

Loss from operations	(2,424,435)	(2,239,450)	(2,349,167)	(2,839,781)	(9,852,833)
Interest income (expense) and other, net	6,970	3,302	(6,029)	(23,239)	(18,997)

Net loss	$(2,417,465)	$(2,236,148)	$(2,355,196)	$(2,863,020)	$(9,871,830)

Basic and diluted loss per share	$(0.28)	$(0.24)	$(0.23)	$(0.23)	$(0.97)

Basic and diluted shares	8,532,092	9,372,761	10,183,944	12,551,192	10,159,995

	Q1 2002	Q2 2002	Q3 2002	Q4 2002	Year 2002
Total Revenue	$233,990	$456,116	$599,203	$643,801	$1,933,110
Costs of Revenue	47,007	72,018	91,843	112,465	323,333

Gross Profit	186,983	384,098	507,360	531,336	1,609,777
Sales and marketing	1,290,501	1,414,819	1,615,805	1,716,946	6,038,071
Product development and support	637,169	615,052	575,786	637,305	2,465,312
General and administrative	552,925	427,400	502,445	506,736	1,989,506
Stock-based compensation	16,774	83,740	156,522	293,680	550,716

Operating loss	2,497,369	2,541,011	2,850,558	3,154,667	11,043,605

Loss from operations	(2,310,386)	(2,156,913)	(2,343,198)	(2,623,331)	(9,433,828)
Interest income (expense) and other, net	4,361	28,090	(34,467)	19,405	17,389

Net loss	$(2,306,025)	$(2,128,823)	$(2,377,665)	$(2,603,926)	$(9,416,439)

Basic and diluted loss per share	$(0.43)	$(0.35)	$(0.34)	$(0.34)	$(1.44)

Basic and diluted shares	5,404,191	6,163,398	6,926,685	7,687,051	6,545,331

13.   Subsequent Events (Unaudited)

        In February 2004, the Company completed the acquisition of Prospect Information Network, LLC (PIN), a provider of software, services and data for data screening services for nonprofit organizations. PIN's services enable fundraisers to more efficiently identify, profile, monitor and rank the wealth of prospects in their database. As consideration for all of the membership interests of PIN, the Company issued approximately 219,000 shares of restricted common stock for total consideration of approximately $3.4 million. Up to approximately 320,000 shares of common stock may be issued to the members of PIN if the revenue generated from PIN's business during the year following the closing of the transaction meets certain targets. Some of the shares issued to the PIN members are being held in escrow to secure the obligations of PIN and its members under the purchase agreement.

        In March 2004, the Company completed the acquisition of Carol/Trevelyan Strategy Group (CTSG), a provider of online advocacy solutions. CTSG's services enable customers to meld offline and online strategies and tools to build membership, affinity and impact for nonprofit organizations, political campaigns and unions. The Company issued approximately 331,000 shares of restricted common stock and $250,000 in cash to acquire CTSG for total consideration of approximately $5.3 million. Up to approximately 92,000 shares of common stock may be issued if the revenue generated from CTSG's business during the year following the closing of the transaction meets certain targets. Some of the shares issued are being held in escrow to secure the obligations of CTSG and its stockholders.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
KINTERA INC. Form 10-K For the Fiscal Year Ended December 31, 2003 Table of Contents
TRADEMARKS AND TRADE NAMES
PART I
RISK FACTORS
PART II
PART III
PART IV
SIGNATURE
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
Kintera, Inc. Consolidated Balance Sheet
Kintera, Inc. Consolidated Statements of Operations
Kintera, Inc. Consolidated Statements of Stockholders' Equity Period from December 31, 2000 through December 31, 2003
Kintera, Inc. Consolidated Statements of Stockholders' Equity (continued) Period from December 31, 2000 through December 31, 2003
Kintera, Inc. Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements