Form 10-K/A
period 2003-12-31
KINTERA INC
filed 2004-04-29
CIK 1117119

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number

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
Common Stock
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2004 was $181,131,419, based upon the closing price of the registrant's common stock on the Nasdaq National Market.

        The number of shares outstanding of the registrant's common stock was 23,748,575 as of March 31, 2004.

EXPLANATORY NOTE

        The undersigned registrant hereby amends entirely Part III of its Annual Report for the fiscal year ended December 31, 2003 on Form 10-K as set forth in the pages attached hereto:

PART III

Item 10. Directors and Executive Officers of the Registrant

        The Company has a classified board of directors consisting of three Class I directors (Alfred R. Berkeley III, Dennis N. Berman and Philip Heasley), three Class II directors (Allen B. Gruber, M.D., Robert Korzeniewski and Deborah D. Rieman, Ph.D.) and two Class III directors (Hector Garcia-Molina, Ph.D. and Harry E. Gruber, M.D.) who will serve until the annual meetings of stockholders to be held in 2004, 2005 and 2006, respectively, and until their respective successors are duly elected and qualified. Upon expiration of the term of a class of directors, directors for that class will be elected for three-year terms at the annual meeting of stockholders in the year in which such term expires. Each director's term is subject to the election and qualification of his successor, or his earlier death, resignation or removal. The name, age and position of each of our directors are listed below, together with a brief account of their business experience. Two of our directors, Harry E. Gruber, M.D., and Allen B. Gruber, M.D., are brothers. There are no other family relationships among any of our directors and executive officers.

Name	Age	Position(s)	Director Since
Class I directors:
Alfred R. Berkeley III (1)(3)	59	Director	2003
Dennis N. Berman	53	Executive Vice President, Corporate Development and Vice Chairman of the Board of Directors	2000
Philip Heasley (1)(3)	54	Director	2003
Class II directors:
Allen B. Gruber, M.D.	47	Executive Vice President, Sales and Marketing and Director	2000
Robert J. Korzeniewski, C.P.A. (1)(2)	47	Director	2003
Deborah D. Rieman, Ph.D. (2)(3)	54	Director	2003
Class III directors:
Harry E. Gruber, M.D.	51	President, Chief Executive Officer and Chairman of the Board of Directors	2000
Hector Garcia-Molina, Ph.D. (2)(3)	50	Director	2003

(1)
Member of audit committee.

(2)
Member of compensation committee.

(3)
Member of nominating and corporate governance committee.

  Class I Directors (term expires 2004):

        Alfred R. Berkeley III joined Kintera as a Director in September 2003. Mr. Berkeley was appointed Vice Chairman of the NASDAQ Stock Market, Inc. in July 2000 and served through July 2003. Mr. Berkeley had served as President of NASDAQ from 1996 until 2000. From 1972 to 1996, Mr. Berkeley served in a number of capacities at Alex. Brown & Sons, Inc. Most recently, he was Managing Director and Senior Banker in the corporate finance department where he financed computer software and electronic commerce companies. Mr. Berkeley joined Alex. Brown & Sons, Inc. as a research analyst in 1972 and became a general partner in 1983. From 1985 to 1987, he served as Head of Information Services for the firm. Mr. Berkeley served as a Captain in the United States Air Force from 1968 to 1972. Mr. Berkeley holds a B.A. from the University of Virginia and received his M.B.A. from The Wharton School at the University of Pennsylvania.

        Dennis N. Berman co-founded Kintera and has served as our Executive Vice President, Corporate Development and Vice Chairman of the Board of Directors since 2000. Prior to founding Kintera,

Mr. Berman was Vice President of Corporate Development of INTERVU Inc. from 1999 to 2000, where he oversaw strategic alliances and financings. From 1978 to 1985, Mr. Berman was a law partner and law associate of Fred Adler, a New York City venture capitalist. He has represented technology companies, venture capitalists and underwriters in numerous public and private equity financings. In addition, he has represented national nonprofit organizations in numerous financings. Mr. Berman holds a B.A. from the University of Pennsylvania and a B.S. from The Wharton School at the University of Pennsylvania. Mr. Berman also holds a General Course Certificate from the London School of Economics and received his J.D. from Harvard Law School.

        Philip Heasley joined Kintera as a Director in September 2003. From 2000 until 2003, Mr. Heasley served as Chairman and Chief Executive Officer of First USA Bank, the credit card subsidiary of Bank One Corp. Prior to joining First USA, Mr. Heasley spent 13 years in executive positions at U.S. Bancorp, including six years as Vice Chairman and the last two years as President and Chief Operating Officer. Before joining U.S. Bancorp, Mr. Heasley spent 13 years at Citicorp, including three years as President and Chief Operating Officer of Diners Club, Inc. Mr. Heasley currently serves as a director of Fidelity National Financial, Inc., Ohio Casualty Corporation, Fair Isaac Corporation, Public Radio International and Catholic Charities of Minneapolis and St. Paul. Mr. Heasley was the past Chairman of the Board of Visa USA, serving in that capacity for six years. Mr. Heasley holds a B.A. from Marist College and an M.B.A. from Bernard Baruch Graduate School of Business.

  Class II Directors (term expires 2005):

        Allen B. Gruber, M.D., co-founded Kintera and served as Kintera's initial President. Dr. Gruber has served as Executive Vice President, Sales and Marketing and a Director of Kintera since 2000. Prior to founding Kintera, Dr. Gruber was a practicing physician specializing in Neurology from 1989 to 1999. Dr. Gruber was also the initial seed investor in INTERVU Inc. and served as a member of its Board of Directors from 1995 until 1996. Dr. Gruber is board certified by the American Board of Neurology and Psychiatry (Neurology) and has served on the faculty of the University of Texas Health Science Center in San Antonio, Texas. Dr. Gruber worked with the Muscular Dystrophy Association as a Clinic Director and volunteer and has held various positions with hospitals and health insurance companies. He is on the Board of Directors of the National Multiple Sclerosis Society in San Diego, California and is a member of Institute of Electrical and Electronics Engineers and the American Academy of Neurology. Dr. Gruber holds a B.A. from the University of Pennsylvania and received his M.D. from the University of Pennsylvania.

        Robert J. Korzeniewski, C.P.A., joined Kintera as a Director in September 2003. Mr. Korzeniewski currently serves as Executive Vice President, Corporate and Business Development of VeriSign, Inc., a position he has held since June 2000. From 1996 until 2000, Mr. Korzeniewski served as Chief Financial Officer of Network Solutions, Inc. Prior to joining Network Solutions, Mr. Korzeniewski held various senior financial positions at SAIC from 1987 until 1996. Mr. Korzeniewski also serves as a director of Talk America Holdings Inc., as well as a number of privately held companies. Mr. Korzeniewski holds a B.S. from Salem State College.

        Deborah D. Rieman, Ph.D., joined Kintera as a Director in September 2003. Dr. Rieman currently manages a private investment fund. From July 1995 to December 1999, Dr. Rieman was the President and Chief Executive Officer of CheckPoint Software Technologies, Inc., an Internet security software company. Prior to joining CheckPoint, Dr. Rieman held various executive and marketing positions with Adobe Systems Inc., a computer software company, Sun Microsystems Inc., a computer networking company, and Xerox Corporation, a diversified electronics manufacturer. Dr. Rieman also serves as a director of Altera Corp., Corning Inc., Keynote Systems, Inc., and Tumbleweed Communications Corporation. Dr. Rieman holds a B.A. from Sarah Lawrence College and received her Ph.D. in mathematics from Columbia University.

  Class III Directors (term expires 2006):

        Harry E. Gruber, M.D., co-founded Kintera and has served as our President, Chief Executive Officer and Chairman of the Board of Directors since 2000. Prior to founding Kintera, Dr. Gruber co-founded INTERVU Inc., a publicly held Internet video and audio delivery company, where he served as the Chief Executive Officer from 1995 to 2000, and which was acquired by Akamai Technologies, Inc. in 2000. In 1986, Dr. Gruber founded Gensia Pharmaceuticals, Inc. (now known as SICOR Inc. which was acquired by Teva Pharmaceutical Industries Ltd.) and served as the Vice President, Research of the publicly held biotechnology firm from its inception until 1995. Dr. Gruber was also the founder of two additional public companies: Aramed, Inc., a central nervous system drug discovery company, and Viagene, Inc., a gene therapy company, which was acquired by Chiron Corporation. After completing his training in Internal Medicine, Rheumatology and Biochemical Genetics, Dr. Gruber served on the faculty at the University of California, San Diego from 1977 until 1986. In addition to serving as Chairman of the Board of Directors of Kintera, Dr. Gruber currently is a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania, a member of the University of Pennsylvania Medical School Medical Alumni Leadership Council, a board member of the San Diego Regional Chamber of Commerce Foundation, High Tech High, San Diego and an advisory board member of KPBS and previously served on the UCSD Foundation Board of Directors where he headed the development committee. He is the author of over 100 original scientific articles and an inventor of 33 issued and numerous pending patents. Dr. Gruber holds a B.A. and an M.D. from the University of Pennsylvania.

        Hector Garcia-Molina, Ph.D., joined Kintera as a member of our Technical Advisory Board and has served as a Director since September 2003. Dr. Garcia-Molina has been the Leonard Bosack and Sandra Lerner Professor in the Departments of Computer Science and Electrical Engineering at Stanford University since October 1995 and has served as Chairman of the Department of Computer Science since January 2001. He has been a professor at Stanford University since January 1992. From August 1994 until December 1997, he was the Director of the Computer Systems Laboratory at Stanford University. Dr. Garcia-Molina also serves on the board of directors of Oracle Corporation. Dr. Garcia-Molina holds a B.S. in Electrical Engineering from the Instituto Tecnologico de Monterrey, Mexico, and received his M.S. in Electrical Engineering and Ph.D. in Computer Science from Stanford University.

        Information regarding our executive officers is contained in Item 1 of our Annual Report on Form 10-K filed with the SEC March 30, 2004, under the heading "Executive Officers."

Audit Committee

        The board of directors has established an audit committee which is a standing committee of the board of directors. The members of our audit committee are Alfred R. Berkeley III, Philip Heasley, and Robert J. Korzeniewski. Each of the members of the Audit Committee is independent for purposes of the Nasdaq rules as they apply to audit committee members. Mr. Korzeniewski is an audit committee financial expert, as defined in the rules of the Securities and Exchange Commission ("SEC"). The audit committee oversees, reviews and evaluates our financial statements, accounting and financial reporting processes, internal control functions and the audits of our financial statements. The audit committee is responsible for the appointment, compensation, retention and oversight of our independent auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires Kintera's executive officers, directors and persons who beneficially own more than 10% of Kintera's common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish Kintera with copies of all Section 16(a) forms filed by such person.

        Based solely on Kintera's review of such forms furnished to Kintera and written representations from such reporting persons, Kintera believes that all filing requirements applicable to Kintera's executive officers, directors and more than 10% stockholders were complied with, except that Mr. Korzeniewski filed one late report with respect to the purchase of 2,000 shares of our common stock in our initial public offering.

Code of Ethics

        The Board of Directors has adopted a Code of Ethics that applies to all of our employees, officers and directors. The Code of Ethics is available at the Company's website at www.kintera.org/site/pp.asp?c=9qLQKYNGE&b=45382.

Item 11. Executive Compensation

        The following table summarizes the compensation paid to or earned by our Chief Executive Officer and our other four most highly compensated executive officers whose total annual salary and bonus during the fiscal year ended December 31, 2003 exceeded $100,000.

Summary Compensation Table

		Annual Compensation					Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)			Securities Underlying Options(#)	All Other Compensation(1)($)
Harry E. Gruber, M.D. President, Chief Executive Officer and Chairman of the Board of Directors	2003 2002	$ $	36,533 140,000		$65,000 —		— —	$	— 500
Dennis N. Berman Executive Vice President, Corporate Development and Vice Chairman of the Board of Directors	2003 2002	$ $	36,581 140,000		$65,000 —		— —	$	— 500
Jeane Chen, Ph.D. Executive Vice President, Engineering	2003 2002	$ $	154,450 155,000	$ $	37,500 37,500	(2) (2)	— 37,500	$	— 500
Allen B. Gruber, M.D. Executive Vice President, Sales and Marketing and Director	2003 2002	$ $	37,079 140,000		— —		— —	$	— 500
James A. Rotherham, C.P.A. Chief Financial Officer	2003 2002	$ $	127,784 130,000		$65,000 —		45,000 5,000	$	— 500

(1)
This amount represents a contribution made by us to our 401(k) Plan on behalf of such officer.

(2)
This amount represents $37,500 of a relocation loan forgiven during such fiscal year.

Option Grants in Last Fiscal Year

        The following table sets forth certain information with respect to stock options granted to the individuals named in the Summary Compensation Table during the fiscal year ended December 31, 2003, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually, minus the applicable per share exercise price. These assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of our future common stock price. There can be no assurance that any of the values in the table will be achieved. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock and overall stock market conditions.

        In the fiscal year ended December 31, 2003, we granted options to purchase up to an aggregate of 1,657,074 shares of our common stock to employees, directors and consultants. All options have a term of ten years. The percentage of total options granted is based upon an aggregate of 1,657,074 options granted during 2003.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Shares Underlying Options Granted(#)	Percent of Total Options Granted to Employees In Last Fiscal Year(%)	Exercise Price ($/share)	Expiration Date	5%	10%
Harry E. Gruber, M.D.	—	—	—	—	—	—
Dennis N. Berman	—	—	—	—	—	—
Jeane Chen, Ph.D.	—	—	—	—	—	—
Allen B. Gruber, M.D.	—	—	—	—	—	—
James A. Rotherham, C.P.A.(1)	45,000	2.7%	$2.00	9/26/13	$423,102	$727,029

(1)
These options are immediately exercisable and vest over four years. 1/4 vests on the anniversary of the option grant date and the remainder vest daily over the subsequent three years.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

        The following table sets forth for the individuals named in the Summary Compensation Table their option exercises for the fiscal year ended December 31, 2003, and exercisable and unexercisable options held by them as of December 31, 2003.

        The "Value of Unexercised In-the-Money Options at December 31, 2003" is calculated based on the difference between $12.40, the closing price of our common stock on the Nasdaq National Market on December 31, 2003, and the exercise price for the shares underlying the option, multiplied by the number of shares issuable upon exercise of the option. All options were granted under our 2000 Stock Option Plan. All options listed below are immediately exercisable; however, as a condition of exercise, the optionee must enter into a stock restriction agreement granting us the right to repurchase the unvested shares issuable by such exercise at their cost in the event of the optionee's termination of employment. There were no exercises of options by any of the officers named in the Summary Compensation Table during the fiscal year ended December 31, 2003.

	Number of Shares Underlying Unexercised Options at December 31, 2003 (#)
			Value of Unexercised In-the-Money Options at December 31, 2003
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Harry E. Gruber, M.D.	—	—	—	—
Dennis N. Berman	—	—	—	—
Jeane Chen, Ph.D.	75,000	—	$817,500	—
Allen B. Gruber, M.D.	—	—	—	—
James A. Rotherham, C.P.A.	150,000	—	$1,660,000	—

Employment and Severance Arrangements

        None of our executive officers have any employment or severance arrangements.

Compensation of Directors

        Each of our non-employee directors is paid a stipend of $1,000 per month and is reimbursed for reasonable expenses incurred in connection with attending board and committee meetings. Upon their election to our board of directors, each of our non-employee directors is granted an initial option to purchase up to 50,000 shares of our common stock at the then fair market value pursuant to the terms of our 2003 Equity Incentive Plan. This option vests daily over four years and such vesting is conditioned upon continued status as one of our directors. In addition, each non-employee director is automatically granted an option to purchase up to 25,000 shares of our common stock if he or she remains on the board of directors on the date of each annual meeting of stockholders (unless he or she joined our board of directors within six months of such meeting). Such grants will vest ratably over four years. The options will become fully vested immediately prior to a change in control of our company. Our directors are also eligible for discretionary option grants under the terms of our 2003 Equity Incentive Plan.

Compensation Committee Interlocks and Insider Participation

        The members of our compensation committee in the fiscal year 2003 were Dr. Garcia-Molina, Mr. Korzeniewski and Dr. Rieman. None of these members is or has ever been one of our officers or employees. No interlocking relationship exists between our board of directors or compensation committee and the board of directors or compensation committee of any other entity, nor has any interlocking relationship existed in the past.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information concerning the beneficial ownership of the shares of our common stock as of March 31, 2004, by (i) each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock, (ii) each executive officer listed in the Summary Compensation Table, (iii) each of our directors, and (iv) all of our executive officers and directors as a group.

        Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such stockholder. The address of the individuals listed below is the address appearing on the cover of the registration statement of which this prospectus is part.

Name or Group of Beneficial Owners	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
5% Stockholder:
Wasatch Advisors, Inc.(2) 150 Social Hall Avenue Suite 400 Salt Lake City, UT 84111	1,295,063	5.5%
Executive Officers:
Harry E. Gruber, M.D.(3)	4,170,000	17.6%
Allen B. Gruber, M.D.	3,600,500	15.2%
Dennis N. Berman(4)	3,327,850	13.6%
Jeane Chen, Ph.D.(5)	524,950	2.2%
James A. Rotherham, C.P.A.(6)	151,500	*
Directors:
Hector Garcia-Molina, Ph.D.(7)	60,000	*
Alfred R. Berkeley III(8)	50,000	*
Deborah D. Rieman, Ph.D.	50,000	*
Robert J. Korzeniewski, C.P.A.(9)	52,000	*
Philip Heasley(10)	50,000	*
Executive officers and directors as a group (10 persons):	12,036,800	49.6%

*
Represents less than 1%.

(1)
Applicable percentage ownership is based on 23,748,575 shares of our common stock outstanding as of March 31, 2004. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares, subject to the applicable community property laws. Shares of our common stock subject to options or warrants currently exercisable, or exercisable within 60 days after March 31, 2004, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

(2)
Based solely on information provided on a Schedule 13G filed by Wasatch Advisors, Inc. with the SEC on February 18, 2004. Wasatch Advisors, Inc. has sole voting power and sole dispositive power with respect to 1,295,063 shares.

(3)
Includes 3,672,500 shares held by Dr. Gruber, 112,500 shares held by Harry E. Gruber & Joan D. Cunningham TR DTD 7/12/88, and 385,000 shares held by the Gruber Children 1992 Trust.

(4)
Includes 2,977,800 shares held by Mr. Berman, 350,000 shares held by Molino Associates, LLC and 50 shares held by Mr. Berman as Custodian for one of his children under the Uniform Transfer to Minors Act.

(5)
Includes 172,500 shares and options to purchase up to 75,000 shares of our common stock exercisable within 60 days of March 31, 2004, held by Dr. Chen, 234,950 shares and options to purchase up to 12,500 shares of our common stock exercisable within 60 days of March 31, 2004, held by Ephraim Feig, Ph.D., Dr. Chen's spouse, and 30,000 shares held by Ephraim Feig as Custodian for Vivian Rachel Feig under the Uniform Transfers to Minors Act.

(6)
Includes options to purchase up to 150,000 shares of our common stock exercisable within 60 days of March 31, 2004, held by Mr. Rotherham and options to purchase up to 1,500 shares of our common stock exercisable within 60 days of March 31, 2004, held by Christine Rotherham, Mr. Rotherham's spouse.

(7)
Includes options to purchase up to 60,000 shares of our common stock exercisable within 60 days of March 31, 2004, held by Dr. Garcia-Molina.

(8)
Includes options to purchase up to 50,000 shares of our common stock exercisable within 60 days of March 31, 2004, held by Mr. Berkeley.

(9)
Includes 2,000 shares and options to purchase up to 50,000 shares of our common stock exercisable within 60 days of March 31, 2004, held by Mr. Korzeniewski.

(10)
Includes options to purchase up to 50,000 shares of our common stock exercisable within 60 days of March 31, 2004, held by Mr. Heasley.

Item 13. Certain Relationships and Related Transactions

        Since January 2003, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $60,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person's immediate family had or will have a direct or indirect material interest other than the transactions described below. All future transactions between us and any of our directors, executive officers or related parties will be subject to the review and approval of our audit committee.

        In 2000, we provided one of our executive officers, Jeane Chen, Ph.D., with a relocation loan of $150,000. The loan will be forgiven pro rata over four years if Dr. Chen's employment has not been terminated at such times. As of December 31, 2003, $37,500 of this relocation loan has not been forgiven and remains outstanding.

        From March through September 2003, we sold in a private placement 549,926 shares of Series G preferred stock in exchange for an aggregate purchase price of $5,499,260 in cash. In connection with such offering, the Gruber Living Trust, Family Share, Jean Gruber, Trustee, purchased 10,000 shares of Series G preferred stock. All shares of our Series G preferred stock converted into shares of our common stock upon the closing of our initial public offering of shares of our common stock in December 2003. Jean Gruber, the mother of Harry E. Gruber, M.D., and Allen B. Gruber, M.D., each of whom is one of our directors and executive officers, is the trustee of the Gruber Living Trust, Family Share, Jean Gruber, Trustee.

        In addition, in connection with such offering, Harry E. Gruber & Joan D. Cunningham TR. DTD. 7/12/88 purchased 100,000 shares of Series G preferred stock, which converted into shares of our common stock upon the closing of our initial public offering of shares of our common stock in December 2003. Harry E. Gruber, M.D., one of the trustees thereof, is our Chief Executive Officer and one of our directors, and Joan Cunningham, one of the trustees thereof, is the wife of Harry E. Gruber, M.D.

        In December 2003, we provided services to Dot Org Foundation, a related party and recognized $475,000 in revenue relating to the services provided. This revenue was from a single customer and was classified as related party revenue as a member of the executive management of the customer is a family relative of certain of our executive officers.

Item 14. Principal Accounting Fees and Services

Fees Paid to Ernst & Young LLP

        The following table sets forth the aggregate fees billed to Kintera for the fiscal years ended 2002 and 2003 by Ernst & Young LLP:

	Fiscal 2002	Fiscal 2003
Audit Fees (1)	$39,628	$532,863
Audit-Related Fees (2)	$0	$172,734
Tax Fees	$0	$0
All Other Fees	$0	$0

(1)
Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, billing for professional services performed from October to December in connection with our registration statement on Form S-1 and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." This category includes fees related to due diligence in connection with acquisitions, audits of acquired companies, and consultations not meeting the definition of audit fees.

        The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval. The chairperson of the Audit Committee is also authorized, pursuant to delegated authority, to pre-approve additional services of up to $25,000 per engagement on a case-by-case basis, and such approvals are communicated to the full Audit Committee at its next meeting. This authority may be delegated to any other member of the Audit Committee as well.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        The following documents are filed as part of this report:

(a)
Exhibits:

Exhibits.

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

        None.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINTERA, INC.
April 29, 2004	By:	/s/ HARRY E. GRUBER, M.D. Harry E. Gruber, M.D. President and Chief Executive Officer

QuickLinks

EXPLANATORY NOTE
PART III
PART IV
SIGNATURE