Form 10-Q
period 2004-03-31
KINTERA INC
filed 2004-05-17
CIK 1117119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 000-50507

KINTERA, INC.

(Exact name of Registrant as specified in its charter)

Delaware	74-2947183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9605 Scranton Road, Suite 240 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (858) 795-3000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

As of May 3, 2004 there were 24,790,226 shares of the registrant’s common stock outstanding.

KINTERA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Kintera, Inc.

Condensed Consolidated Balance Sheet

(amounts in thousands, except share data)

	March 31, 2004 (unaudited)	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$13,053	$38,480
Short-term investments	22,657	192
Accounts receivable, net of allowance for doubtful accounts of $262 and $196 at March 31, 2004 and December 31, 2003, respectively	3,325	1,933
Accounts receivable from related party	—	475
Prepaid expenses and other current assets	935	736
Note receivable from employee	16	19
Total current assets	39,986	41,835
Property and equipment, net	1,830	1,458
Other assets	804	769
Intangible assets, net	6,573	3,695
Total assets	$49,193	$47,757

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,061	$1,693
Accrued salaries and employee benefits	1,004	703
Donations payable to customers	1,372	799
Line of credit	584	361
Deferred revenue	2,745	1,931
Notes payable	165	—
Note payable to founder	62	45
Total current liabilities	7,993	5,532
Deferred rent	98	72
Commitments and contingencies	—	—

Stockholders’ equity:

Preferred stock, $.001 par value, 20,000,000 shares authorized at March 31, 2004 and December 31, 2003, no shares issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $.001 par value, 60,000,000 shares authorized; 24,361,390 and 23,758,564 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	24	24
Additional paid-in capital	95,576	86,820
Deferred compensation	(15,892)	(10,863)
Accumulated other comprehensive loss	(25)	—
Accumulated deficit	(38,581)	(33,828)
Total stockholders’ equity	41,102	42,153
Total liabilities and stockholders’ equity	$49,193	$47,757

See accompanying notes to unaudited consolidated financial statements.

KINTERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

(in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2004	2003

Net revenues	$3,071	$1,193
Cost of revenues	569	246
Gross profit	2,502	947

Sales and marketing	2,984	1,788
Product development and support	1,589	766
General and administrative	1,612	444
Stock-based compensation	1,128	373
Total operating expenses	7,313	3,371

Operating loss	(4,811)	(2,424)

Interest income (expense) and other, net	57	7

Net loss	$(4,754)	$(2,417)

Basic and diluted net loss per share	$(0.21)	$(0.28)

Weighted average shares – basic and diluted	22,472	8,532

	For the three months ended March 31,
	2004	2003
Stock-based compensation includes the following:
Sales and marketing	$653	$208
Product development and support	246	160
General and administrative	229	5
	$1,128	$373

See accompanying notes to unaudited consolidated financial statements.

KINTERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2004	2003
Operating activities:
Net loss	$(4,754)	$(2,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	30	40
Depreciation	201	199
Amortization of intangible assets	173	115
Forgiveness of employee note	3	9
Interest expense associated with issuance of warrant	28	—
Stock-based compensation expense	88	532
Amortization of deferred compensation	1,056	363
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,306	(754)
Prepaid expenses and other current assets	(199)	(108)
Accounts payable and accrued expenses	(738)	1,050
Accrued salaries and employee benefits	(37)	142
Donations payable to customers	573	(348)
Deferred revenue	11	320
Deferred rent	20	(1)
Sponsorships payable	—	84
Net cash used in operating activities	(2,239)	(774)

Investing activities:
Purchases of marketable securities	(22,657)	—
Sales and maturities of marketable securities	167	1,872
Acquisition costs, net of cash acquired	(221)	(202)
Purchases of property and equipment	(336)	(87)
Other assets	(267)	(92)
Net cash provided by (used in) investing activities	(23,314)	1,491

Financing activities:
Draw on line of credit obligation	6	63
Payment of line of credit obligation	(143)	(67)
Proceeds from issuance of common stock	(107)	—
Proceeds from exercise of common stock options and ESPP	370	1
Repurchase of common stock	—	(5)
Net proceeds from sale of preferred stock	—	2,192
Net cash provided by financing activities	126	2,184
Net increase (decrease) in cash and cash equivalents	(25,427)	2,901
Cash and cash equivalents at beginning of period	38,480	1,235
Cash and cash equivalents at end of period	$13,053	$4,136

Supplemental disclosure of cash flow information:
Cash paid for interest	$10	$—

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock and options for acquisitions	$8,544	$519

See accompanying notes to unaudited consolidated financial statements.

1. Organization and Summary of Significant Accounting Policies

Description of Business

Kintera, Inc. (the “Company”) was incorporated in the state of Delaware on February 8, 2000. The Company is an innovative provider of software that enables nonprofit organizations to use the Internet to increase donations, reduce fundraising costs and build awareness and affinity for an organization’s cause by bringing their employees, volunteers and donors together in online, interactive communities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments.  All significant intercompany transactions have been eliminated in consolidation.  Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003.

In November 2003, the Company’s Board of Directors and stockholders approved a two-for-one reverse stock split of the outstanding shares of common and preferred stock. All share and per share information included in these consolidated financial statements have been adjusted to reflect the impact of the reverse stock split.

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

Concentration of Credit Risk and Significant Customers

The Company had one customer that comprised 12% of net revenues for the three months ended March 31, 2003.

Revenue Recognition

Kintera Sphere is an enterprise-grade software system that integrates a suite of features including content management, contact management, communication, commerce, community and reporting. The Company receives revenues related to Kintera Sphere for upfront fees, monthly maintenance fees and transaction fees tied to the donations and purchases that the Company processes. The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (upon contract signing or receipt of an authorized purchase order from the customer); (2) delivery has occurred (upon performance of services in accordance with contract specifications); (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties (credit terms extending beyond twelve months or significantly longer than is customary are deemed not to be fixed and determinable); and (4) collection is reasonably assured (there are no indicators of non-payment based upon history with the customer and/or upon completion of credit procedures, if completed). As of March 31, 2004 and for each period presented, the Company did not have any arrangements with credit terms extending beyond twelve months. Billings made or payments received in advance of providing services are deferred until the period these services are provided.

To date, the Company’s arrangements that contain multiple elements have been contracts that include upfront payments for activation of Kintera Sphere, monthly fees for the maintenance and use of Kintera Sphere and transaction fees tied to the donations and purchases that the Company processes. Revenue associated with the upfront payments are deferred and recognized on a straight-line basis over the entire term of the contract which in general range from twelve to thirty-six months. Revenue related to monthly maintenance and transaction fees for donations made through the website are recognized as services are provided. Credit card fees directly associated with processing customer donations and billed to customers are excluded from revenues in accordance with Emerging Issues Task Force (“EITF”) consensus on Issue 99-19. Reporting Revenue Gross as a Principal verses Net as an Agent.

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

The Company’s recent acquisition, Prospect Information Network, LLC (“PIN”), recognizes revenues primarily from three sources: (1) software licensing; (2) post consumer support services of the software licenses; and (3) consulting services and related data processing fees. Revenue is recognized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition.  Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred at the customer’s location, the fee is fixed or determinable and collection is probable. PIN uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor-specific objective evidence of the fair value of all undelivered elements exists. Vendor-specific objective evidence of fair value is based on the normal pricing practices for those products and services when sold separately by PIN and customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

When software licenses are sold together with consulting services, license fees are recognized upon delivery provided that the above criteria are met, payment of the license fees is not dependent upon the performance of the services, and the services do not provide significant customization or modification of the software products and are not essential to the functionality of the software that was delivered. For arrangements with services that are essential to the functionality of the software, the license and related service revenues are recognized upon completion of the delivery of the license and the services with the residual method utilized for the remaining elements in the contract.

If at the outset of an arrangement PIN determines that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due. If at the outset of an arrangement PIN determines that collectibility is not probable, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment. Revenues from post-contract customer support services, such as software maintenance, are recognized on a straight-line basis over the term of the support period. The majority of software maintenance agreements provide technical support as well as unspecified software product upgrades and releases when and if made available during the term of the support period.

Revenues recognized for consulting services associated with data management and training are recognized as these services are performed, provided persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured.

The Company’s recent acquisition, Carol/Trevelyan Strategy Group (“CTSG”), recognizes revenues primarily from five sources: (1) software licensing; (2) website development and customization; (3) hosting services; (4) messaging services (email/fax); and (5) consulting services. Revenue is recognized in accordance with AICPA SOP 97-2, Software Revenue Recognition.  Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, fees from the arrangement are fixed or determinable, and collection is probable. CTSG uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor-specific objective evidence (“VSOE”) of the fair value of all undelivered elements exists. VSOE of fair value is based on the normal pricing practices for those products and services when sold separately by CTSG and customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

For arrangements that include both the software license and a combination of website development and customization, hosting, messaging, or consulting, CTSG allocates revenue to each element based upon its fair value as determined by VSOE.   If the revenues relate to initial services to a new customer, the license, website development/customization, hosting, and messaging are deferred until the website has been delivered.  Upfront or monthly fees for licensing and hosting are recognized ratably over the term of the arrangement, ranging typically from one month to one year.  Messaging revenue is recognized after email/fax services have been provided. Revenue resulting from additional website development/customization services provided subsequent to website delivery is recognized as services are performed based on time incurred.  Consulting revenue is also recognized as the services are performed.

Deferred revenue comprises billings in excess of recognized revenue and payments received in advance of revenue recognition.

Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of the Company’s employee stock options is equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Certain of the Company’s stock options have been granted with exercise prices below the fair value of the Company’s common stock. For these stock options, the Company has recorded deferred stock-based compensation for the difference between their exercise prices and such fair values which is being amortized to expense on a straight-line method over the stock option’s vesting period.

Compensation for equity instruments issued to non-employees has been determined in accordance with SFAS No. 123, Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, and the EITF consensus on Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

Pro forma information regarding net loss is required by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and has been determined as if the Company had accounted for its employee stock options under the fair value method.

Future pro forma results of operations under SFAS No. 123 may be materially different from actual amounts reported. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company has used the minimum value method to determine the fair value of options granted prior to its initial public offering. This method does not consider the expected volatility of the underlying stock, and is only available to non-public entities. Accordingly, the Company has used an estimated volatility factor of 80% through December 31, 2003.

The following table illustrates the effect on net losses if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Three months ended March 31,
	2004	2003
	(unaudited)
Net loss—as reported	$(4,754)	$(2,417)
Add: Stock-based employee compensation expense included in reported net loss	1,144	374
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	(1,385)	(700)
Pro forma net loss	$(4,995)	$(2,743)

Net loss per share:
Basic and diluted—as reported	$(0.21)	$(0.28)

Basic and diluted—pro forma	$(0.22)	$(0.32)

Comprehensive Income (Loss)

Comprehensive loss is the total of net loss and all other non-owner changes in stockholders’ equity. The Company’s other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale investments. The components of comprehensive income (loss) are as follows:

	Three months ended March 31,
	2004	2003
	(unaudited)
Net loss	$(4,754)	$2,417
Other comprehensive income (loss)
Change in unrealized gain (loss) on investments	26	1
Total comprehensive income (loss)	$(4,728)	$(2,416)

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three months ended March 31,
	2004	2003
	(unaudited)
Numerator
Net loss	$(4,754)	$(2,417)
Denominator
Basic and diluted:
Weighted average common shares outstanding	23,886,776	12,754,347
Less: Weighted average shares subject to repurchase	(1,414,891)	(4,222,255)

Denominator on basic calculation	22,471,885	8,532,092

Basic and diluted net loss per share	$(0.21)	$(0.28)

The following table summarizes potential common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive:

Common Stock Equivalents	March 31, 2004	March 31, 2003
	(unaudited)
Common stock subject to repurchase	1,326,501	4,222,258
Options to purchase common stock	3,266,715	1,494,291
Warrants to purchase common stock	20,000	—
	4,613,216	5,716,549

Segment Information

The Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company believes it operates in a single business segment and adoption of this standard did not have a material impact on the Company’s financial statements.

Contingent Consideration

In connection with certain of the Company’s acquisitions, if certain future internal performance goals are achieved, the aggregate consideration for the respective acquisition can be increased. Such additional consideration, if earned, will be paid in the form of additional shares of the Company’s common stock, which were reserved for that purpose. Any additional consideration paid will be allocated between goodwill, stock-based compensation expense and deferred compensation. The measurement, recognition and allocation of contingent consideration are accounted for using the principles outlined below.

Measurement and Recognition

In accordance with SFAS No. 141, Business Combinations (“SFAS 141”) which superceded APB No. 16, Business Combinations (“APB 16”) as of July 1, 2001, contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable. The Company records the additional consideration issued or issuable in connection with the relevant acquisition when a specified internal performance goal is met or becomes probable. For additional consideration paid in stock, the Company calculates the amount of additional consideration using the closing price of its common stock on the date the performance goal is satisfied.

Amount Allocated to Goodwill

In accordance with EITF No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (“EITF 95-8”) and FIN 44, the portion of additional consideration issuable to holders of unrestricted common stock and fully vested options as of the acquisition date is recorded as additional purchase price, as the consideration is unrelated to continuing employment with the Company. Such portion is allocated to goodwill.

Amount Allocated to Stock-Based Compensation Expense

In accordance with EITF 95-8, the intrinsic value associated with additional consideration related to stock or options that vest between the acquisition date and the date at which the contingency is satisfied is recorded as an immediate charge to stock-based compensation expense because the consideration is related to continuing employment with the Company.

2. Acquisitions

Prospect Information Network, LLC

In February 2004, the Company completed the acquisition of Prospect Information Network, LLC (“PIN”), a provider of software, services and data for data screening services for nonprofit organizations. PIN’s services enable fundraisers to more efficiently identify, profile, monitor and rank the wealth of prospects in their database.  As consideration for all of the membership interests of PIN, the Company issued approximately 219,000 shares of restricted common stock.  Up to approximately 320,000 shares of common stock may be issued to the members of PIN if the revenue generated from PIN’s business during the year following the closing of the transaction meets certain targets.  Some of the shares issued to the PIN members are being held in escrow to secure the obligations of PIN and its members under the purchase agreement.

Carol/Trevelyan Strategy Group

In March 2004, the Company completed the acquisition of Carol/Trevelyan Strategy Group (“CTSG”), a provider of online advocacy solutions.  CTSG’s services enable customers to meld offline and online strategies and tools to build membership, affinity and impact for nonprofit organizations, political campaigns and unions.  The Company issued approximately 331,000 shares of restricted common stock and $250 in cash to acquire CTSG.  Up to approximately 92,000 shares of common stock may be issued if the revenue generated from CTSG’s business during the year following the closing of the transaction meets certain targets.  Some of the shares issued are being held in escrow to secure the obligations of CTSG and its stockholders.

The purchase price for PIN of $3,275 plus estimated acquisition costs of $90 and the purchase price for CTSG of $5,274, plus estimated acquisition costs of $115, were preliminarily allocated as follows:

	PIN	CTSG
	(unaudited)
Current assets	$210	$1,487
Fixed assets	51	186
Intangible assets	1,427	305
Goodwill	800	268
Other assets	548	45
Total assets acquired	3,036	2,291
Current liabilities assumed	(2,127)	(670)
Deferred compensation	2,456	3,768
Net assets acquired	$3,365	$5,389

The acquired intangible assets represent the customer bases of PIN and CTSG and were assigned an estimated useful life of five years for amortization purposes. The Company is performing a purchase price allocation study that is expected to be completed by the end of 2004. Differences between the initial purchase price allocation and the final purchase price allocation will primarily be related to the distribution between intangible assets and goodwill of the excess purchase price over net tangible assets acquired.

Unaudited Pro Forma Information

The unaudited pro forma information for the three months ended March 31, 2004 and the year ended December 31, 2003 assumes the acquisitions of PIN and CTSG were consummated on January 1, 2003.

	Three months ended March 31, 2004	Year ended December 31, 2003
	(unaudited)

Net revenues	$5,168	$19,889
Net loss	$(5,075)	$(10,024)
Net loss per share—basic and diluted	$(0.22)	$(0.97)

These results give effect to the pro forma adjustments for the amortization of acquired intangible assets and the amortization of deferred compensation. In addition, the common stock used as consideration for the acquisitions is presented as being outstanding during the entire period.

3. Legal Proceedings

On February 11, 2002, the Company filed a complaint against Convio, Inc., in the United States District Court for the Southern District of California, asserting claims of trade secret misappropriation, copyright infringement, unfair competition and intentional interference with prospective economic advantage. The Company is seeking monetary and injunctive relief. On May 21, 2002, the Company filed a first amended complaint related to the copyright infringement claims. On January 27, 2003, the court entered an order granting the Company’s motion to file a second amended complaint, asserting an additional claim of copyright infringement and a trespass claim. The second amended complaint was filed on February 4, 2003. On November 19, 2003, the court entered a stipulated order granting the Company’s motion to file a third amended complaint, asserting an additional claim of circumvention of a technological measure in violation of 17 U.S.C. sec. 1201(a)(1)(A). The third amended complaint was filed on November 24, 2003.

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

Management does not believe that the outcome of this matter will have a material adverse effect on the Company’s financial condition or the results of its operations.

In addition, from time to time, the Company may be involved in litigation relating to claims arising out of its operations. As of the date of this report, the Company is not party to any other legal proceeding that are expected, individually or in the aggregate, to have a material effect on its business, financial condition or operating results.

4. Recent Events

In May 2004, the Company paid the debt of $316 on the Loan and Security Agreement which was entered into in August 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2003 and other reports and filings made with the Securities and Exchange Commission.

Overview

We are an innovative provider of software that enables nonprofit organizations to use the Internet to increase donations, reduce fundraising costs and build awareness and affinity for an organization’s cause by bringing their employees, volunteers and donors together in online, interactive communities. Our flagship product, Kintera Sphere, is managed as a single system and offered as a service accessed with a web browser. We were incorporated in the State of Delaware in February 2000 and launched our service in the first quarter of 2001. Nonprofit organizations pay Kintera service fees for access to Kintera Sphere and transaction-based fees tied to the donations and purchases.

Since inception, we have significantly increased our revenues through a combination of factors, including obtaining new customers, expanding existing customer relationships, acquiring complementary businesses, expanding the features of Kintera Sphere and increasing the number and amount of donations we process that result in transaction-based fees. Although our revenues have increased substantially in recent periods, we have experienced significant net losses and negative cash flows from operations in each fiscal period since inception, and as of March 31, 2004, we had an accumulated deficit of $38.6 million.

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

In February 2004, we completed the acquisition of Prospect Information Network, LLC (PIN), a provider of software, services and data for data screening services for nonprofit organizations. PIN’s services enable fundraisers to more efficiently identify, profile, monitor and rank the wealth of prospects in their database. As consideration for all of the membership interests of PIN, we issued approximately 219,000 shares of common stock. Up to approximately 320,000 shares of common stock may be issued to the members of PIN if the revenue generated from PIN’s business during the year following the closing of the transaction meets certain targets. Some of the shares issued to the PIN members are being held in escrow to secure the obligations of PIN and its members under the purchase agreement.

In March 2004, we completed the acquisition of Carol/Trevelyan Strategy Group (CTSG), a provider of online advocacy solutions. CTSG’s services enable customers to meld offline and online strategies and tools to build membership, affinity and impact for nonprofit organizations, political campaigns and unions. We issued approximately 331,000 shares of common stock and paid $250,000 to acquire CTSG. Up to approximately 92,000 shares of common stock may be issued if the revenue generated from CTSG’s business during the year following the closing of the transaction meets certain targets. Some of the shares issued are being held in escrow to secure the obligations of CTSG and its stockholders.

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

Sales and marketing expenses consist primarily of salaries, commissions, benefits and related expenses of personnel engaged in selling, marketing and customer support functions as well as public relations, advertising and promotional costs. As we expand our sales and marketing force, we expect sales and marketing expenses to increase due to new personnel expenses in future periods.

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

We had 273 employees as of March 31, 2004 and intend to hire a significant number of employees in the future. This expansion will likely place significant demands on our management and operational resources. To manage rapid growth and increased customer demand for our service, we must continue to invest in and implement additional operational systems, procedures and controls.

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

•                       accounting for stock-based compensation; and

•                       accounting for income taxes.

You should refer to our Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 30, 2004 for a discussion of our policies on revenue recognition, accounting for goodwill and other intangible assets, accounting for stock-based compensation and accounting for income taxes.  See note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for an updated discussion of our revenue recognition policies.

Results of Operations

Comparison of Results for the Three Months Ended March 31, 2004 to the Three Months Ended March 31, 2003

Revenues. Revenue increased from $1.2 million for the three months ended March 31, 2003 to $3.1 million for the three months ended March 31, 2004.  The revenues for each of these periods were as follows:

	For the three months ended March 31,
	2004	2003

Transaction and data processing fees	$1,380,000	$729,000
Monthly service fees	943,000	392,000
Amortization of upfront fees	748,000	72,000

Total	$3,071,000	$1,193,000

The increase in revenue from 2003 to 2004 was due to a number of factors, including an increase in transaction fees and data purchases (approximately $0.7 million), monthly service fees (approximately $0.5 million), and amortization of upfront fees (approximately $0.7 million).

Cost of Revenues. Cost of revenues increased from $0.2 million for the three months ended March 31, 2003 to $0.6 million for the three months ended March 31, 2004.  These increases were due primarily to expenses incurred to service customer and revenue growth.

Sales and Marketing. Sales and marketing expenses increased from $1.8 million for the three months ended March 31, 2003 to $3.0 million for the three months ended March 31, 2004.  The increase was due primarily to the expansion of our sales force and customer support staff, both internally and from acquisitions (approximately $0.7 million), increased commission expenses due to higher revenue levels (approximately $0.1 million), increased advertising (approximately $0.3 million) and amortization of intangible assets relating to acquisitions (approximately $0.1 million).

Product Development and Support. Product development and support expenses increased from $0.8 million for the three months ended March 31, 2003 to $1.6 million for the three months ended March 31, 2004. These increases were primarily due to expenses related to increased headcount, both internally and from acquisitions, to support the development, enhancement and integration of Kintera Sphere.

General and Administrative. General and administrative expenses increased from $0.4 million for the three months ended March 31, 2003 to $1.6 million for the three months ended March 31, 2004. These increases were due primarily to increased staffing and costs related to being a public company.

Stock-based Compensation.  Stock-based compensation increased from $0.4 million for the three months ended March 31, 2003 to $1.1 million for the three months ended March 31, 2004.  These increases were due to the amortization of deferred compensation expense from stock issuances in acquisitions and additional stock option grants to new and existing employees prior to our initial public offering in 2003.

Liquidity and Capital Resources

We have historically funded our operations principally through private placements of equity securities. In December 2003, we completed our initial public offering and received net proceeds of $36.1 million, including $4.9 million from the exercise of the underwriters’ over allotment option.  As of March 31, 2004, we had cash, cash equivalents and short-term investments totaling approximately $35.7 million.

Net cash used in operating activities was $0.8 million and $2.2 million for the three months ended March 31, 2003 and March 31, 2004, respectively.   In 2003, this was primarily the result of the net loss ($2.4 million), partially offset by changes in operating assets and liabilities (approximately $0.4 million) and non-cash expenses (approximately $1.2 million).  In 2004, this was primarily the result of the net loss ($4.8 million), partially offset by changes in operating assets and liabilities (approximately $0.9 million) and non-cash expenses (approximately $1.6 million).

Net cash provided by investing activities was $1.5 million for the three months ended March 31, 2003.  This was primarily the result of the sale of marketable securities (approximately $1.9 million) partially offset by purchases of property and equipment (approximately $1.0 million) and acquisition and other costs (approximately $1.6 million).

Net cash used in investing activities was $23.3 million for the three months ended March 31, 2004. This was primarily the result of the purchase of marketable equity securities (approximately $22.5 million), capital expenditures (approximately $0.3 million) and acquisition and other (approximately $0.5 million).

Net cash provided by financing activities was $2.2 million and $0.1 million for the three months ended March 31, 2003 and March 31, 2004, respectively. Net cash provided by financing activities for the three months ended March 31, 2003 was primarily from sale of preferred stock.  Net cash provided by financing activities for the three months ended March 31, 2004 was primarily from sale of our stock in our Employee Stock Purchase Plan.

In August 2003, we entered into a $3.0 million line of credit agreement with Silicon Valley Bank. As of March 31, 2004, we had borrowed $0.4 million under the loan agreement.  In May 2004, we repaid $316,000 that was outstanding under the loan agreement.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable of Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to our financial statements from potential VIEs entered into after January 31, 2003 or from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

RISK FACTORS

You should consider each of the following factors as well as the other information in this Quarterly Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report, including our unaudited financial statements and the related notes.

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

We have experienced operating and net losses in each fiscal quarter since our inception, and as of March 31, 2004, we had an accumulated deficit of $38.6 million. We incurred net losses of $4.8 million for the three months ended March 31, 2004 and $2.4 million for the three months ended March 31, 2003. We will need to increase revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We also may fail to accurately estimate our increased operating expenses as we grow. If our operating expenses exceed our expectations, our financial performance will be adversely affected.

Recent acquisitions and future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources, which could prevent us from properly servicing and maintaining customer relationships.

Acquisitions have been an important part of our development to date. We recently completed four acquisitions of complementary businesses—Little Tornadoes, VirtualSprockets, Prospect Information Network, and Carol/Trevelyan Strategy Group (“CTSG”). We are in the process of integrating their operations with ours and finalizing the purchase price allocation for Prospect Information Network and CTSG. We cannot assure you that we will succeed in completing these integration efforts on a timely basis, or at all. As part of our business strategy, we may continue to seek to acquire companies, services and technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with important customer contacts or otherwise offer growth opportunities. Acquisitions and investments involve numerous risks, including:

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

Our ability to manage and account accurately for the online donations we process requires a high level of internal controls. We have a limited operating history in maintaining these internal controls. As our business continues to grow, we must monitor our internal controls to ensure they are effective. Our success requires significant customer and donor confidence in our ability to handle large and growing donation volumes and amounts. Any failure to maintain necessary controls or to accurately manage online donations could severely diminish nonprofit organizations’ and donors’ use of Kintera Sphere.

We may experience customer dissatisfaction and lose sales if our solution does not scale to accommodate a high volume of traffic and transactions.

We seek to generate a high volume of traffic and transactions on the websites we host for our customers. A portion of our revenues depends on the number of donations raised by our customers using Kintera Sphere. Accordingly, the satisfactory performance, reliability and availability of our solution, including its processing systems and network infrastructure, are critical to our reputation and our ability to attract and retain new customers. Any system interruptions that result in the unavailability of our solution or reduced donor activity would reduce the volume of donations and may also diminish the attractiveness of our solution to our customers. Furthermore, our inability to add software and hardware or to develop and further upgrade our existing technology, payment processing systems or network infrastructure to accommodate increased traffic or increased transaction volume may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality of the user’s experience, and delays in reporting accurate financial information. There can be no assurance that we will be able to effectively upgrade and expand our systems or to integrate smoothly any new technologies with our existing systems. Any inability to do so would have an adverse effect on our ability to maintain customer relationships and grow our business.

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

Our operating results have varied significantly in the past and will likely vary in the future as the result of fluctuations in our revenues and operating expenses. For example, our revenues increased from $1.2 million for the three months ended March 31, 2003 to $3.1 million for the three months ended March 31, 2004 and our net loss increased from $2.4 million for the three months ended March 31, 2003 to $4.8 million for the three months ended March 31, 2004. We expect that our operating expenses may increase in the future as we expand our selling and marketing activities and hire additional personnel. Our revenues in any period depend substantially on the number and size of donations that we process in that period for customer sponsored fundraising events. As a result, it is possible that in some future periods, our revenues may not meet our expectations or, due to our increased expense levels, our results of operations may be below the expectations of current or potential investors. If this occurs, the price of our common stock may decline.

Because a limited number of our customers accounts for a substantial portion of our revenues, our revenues could decline if we lose a major customer.

A significant portion of our revenue comes from a limited number of customers. For example, 10 nonprofit organizations accounted for approximately 30% of our total revenues for the three months ended March 31, 2004.  We expect that a limited number of customers will continue to account for a substantial portion of our revenues in each fiscal period for the foreseeable future. As a result, if we lose a major customer, if a major contract is delayed or cancelled or if a major anticipated sale is not made, our revenues could decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue in any future period, depending on the nature and size of their fundraising events in that period as well as the scope of their use of Kintera Sphere.

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

Our ability to generate increased revenues depends in part upon the ability and willingness of our strategic partners to increase awareness of our solution to their customers. We cannot control the level of effort these partners expend or the extent to which any of them will be successful in increasing awareness of our solution. We may not be able to prevent these parties from devoting greater resources to support services developed by them or other third parties. If our strategic partners fail to increase awareness of our solution or to assist us in getting access to decision-makers, then we may need to increase our marketing expenses, change our marketing strategy or enter into marketing relationships with different parties, any of which could impair our ability to generate increased revenues.

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

•                  developments with respect to our or our competitors’ intellectual property rights;

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

•                  changes in the estimation of the future size and growth of our markets; and

•                  general economic conditions.

In addition, the stock market in general, the Nasdaq National Market, and the market for shares of technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities and technology companies have been particularly volatile. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosure was required.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a—15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 11, 2002, we filed a complaint against Convio, Inc., in the United States District Court for the Southern District of California, asserting claims of trade secret misappropriation, copyright infringement, unfair competition and intentional interference with prospective economic advantage. We are seeking monetary and injunctive relief. On May 21, 2002, we filed a first amended complaint related to the copyright infringement claims. On January 27, 2003, the court entered an order granting our motion to file a second amended complaint, asserting an additional claim of copyright infringement and a trespass claim. The second amended complaint was filed on February 4, 2003. On November 19, 2003, the court entered a stipulated order granting our motion to file a third amended complaint, asserting an additional claim of circumvention of a technological measure in violation of 17 U.S.C. sec. 1201(a)(1)(A). The third amended complaint was filed on November 24, 2003.

On December 8, 2003, Convio served us with an answer and counterclaim, asserting claims for unfair business competition, defamation, intentional interference with prospective economic advantage, intentional interference with contractual relations, false or misleading representation in violation of the Lanham Act, copyright infringement, electronic trespass, and circumvention of a technological measure. Convio is seeking monetary and injunctive relief. We intend to prosecute its claims. We believe that the counterclaims are without merit and intends to defend itself vigorously. No trial date has been set.

Management does not believe that the outcome of this matter will have a material adverse effect on our financial condition or the results of its operations.

In addition to the foregoing matters, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2. Changes in Securities and Use of Proceeds

The Securities and Exchange Commission declared our first registration statements, which we filed on Form S-1 (Registration No. 333-109169 and Registration Statement No. 333-111340) under the Securities Act of 1933 in connection with the initial public offering of our common stock, effective on December 19, 2003.  The sale of shares of our common stock resulted in aggregate gross proceeds of approximately $40.25 million, approximately $2.8 million of which we applied to underwriting discounts and commissions and approximately $1.3 million of which we applied to related costs. As a result, we received approximately $36.1 million of the offering proceeds.

As of March 31, 2004, we had used approximately $0.3 million for purchases of property and equipment, approximately $0.2 million for acquisitions of other businesses and approximately $2.7 million for working capital.  Additionally, we have invested approximately $22.5 million of our proceeds in short-term marketable securities.  The proceeds used for working capital included regular compensation for officers and directors.  The use of proceeds does not represent a material change from the use of proceeds described in the prospectus.

The following sales of unregistered securities occurred during the three months ended March 31, 2004:

In January 2004, we issued an option to purchase 20,000 shares of common stock to iPhenom Corporation in connection with the purchase of certain technology assets.

In February 2004, we issued approximately 219,000 shares of common stock in connection with the acquisition of Prospect Information Network, LLC. The shares of common stock were issued to sophisticated investors pursuant to an Agreement and Plan of Merger and Reorganization by and among us, Laurel Acquisition Corporation, Prospect Information Network, LLC (PIN) and the holders of a majority of PIN membership interests.

In March 2004, we issued approximately 331,000 shares of common stock in connection with the acquisition of Carol/Trevelyan Strategy Group. The shares of common stock were issued to sophisticated investors pursuant to an Agreement and Plan of Merger and Reorganization by and among us, Sunday Acquisition Corporation, Carol/Trevelyan Strategy Group, Inc. and Dan Carol, Stryder Thompkins, Greg Nelson and Stuart Trevelyan.

Item 6. Exhibits and Reports on Form 8-K

(a). Exhibits

Exhibit Number	Description of Document

2.1(1)†	Agreement and Plan of Reorganization dated as of January 10, 2003 by and among the Registrant, Involve Acquisition Corporation, H2O Networks, Inc., and Dean Hollander, Lance Hollander and John Dartley
2.2(1)†

Agreement and Plan of Merger and Reorganization dated as of September 26, 2003 by and among the Registrant, 5 Winds, Inc., Spencer Hayman, Valerie Myers, Laura Jones, David Hilmer, Matt Holland and Calendar Media Corporation

2.3(1)†	Asset Purchase Agreement dated as of September 25, 2003 by and among the Registrant, VS Asset Acquisition, Inc., VirtualSprockets LLC, Randy Thomas Yeatts, Laura Kittleman Yeatts and David M. Barach
2.4(2)††

Agreement and Plan of Merger and Reorganization by and among the Registrant, Sunday Acquisition Corporation, Carol/Trevelyan Strategy Group, Inc. and Dan Carol, Stryder Thompkins, Greg Nelson and Stuart Trevelyan

3.2(3)	Amended and Restated Certificate of Incorporation of the Registrant
3.4(3)	Amended and Restated Bylaws of the Registrant
4.1(3)	Specimen Common Stock Certificate
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†                                          Confidential treatment has been granted for portions of this exhibit.

††                                    Confidential treatment has been requested for portions of this exhibit.  These portions have been omitted from the Form 8-K and have been submitted separately to the Securities and Exchange Commission.

(1)                                  Previously filed with Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-109169) dated December 16, 2003.

(2)                                  Previously filed on Current Report on Form 8-K on April 2, 2004

(3)                                  Previously filed with Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-109169) dated December 10, 2003.

(b). Reports on Form 8-K

We furnished a report on Form 8-K to the SEC on February 3, 2004 with our press release announcing our fourth quarter financial results.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINTERA, INC.

By:	/s/ James Rotherham, C.P.A.
James Rotherham, C.P.A. Chief Financial Officer

Date: May 17, 2004