Form 10-Q
period 2004-06-30
KINTERA INC
filed 2004-08-13
CIK 1117119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of August 4, 2004 there were 27,782,753 shares of the registrant’s common stock outstanding.

KINTERA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

INDEX

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at June 30, 2004 (unaudited) and December 31, 2003	3

	Consolidated Statements of Operations for the Three Months Ended June 30, 2004 and 2003 and for the Six Months Ended June 30, 2004 and 2003 (unaudited)	4

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION		26

Item 1.	Legal Proceedings	26

Item 2.	Changes in Securities and Use of Proceeds	26

Item 6.	Exhibits and Reports on Form 8-K	27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Kintera, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except share data)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,966	$38,480
Marketable securities	20,590	192
Accounts receivable, net of allowance for doubtful accounts of $366 and $196 at June 30, 2004 and December 31, 2003, respectively	3,335	1,933
Accounts receivable from related party	—	475
Prepaid expenses and other current assets	876	736
Note receivable from employee	16	19
Total current assets	33,783	41,835
Property and equipment, net	2,009	1,458
Software development costs, net	559	—
Other assets	901	769
Intangible assets, net	8,373	3,695
Total assets	$45,625	$47,757

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,328	$1,693
Accrued salaries and employee benefits	716	703
Donations payable to customers	982	799
Line of credit	6	361
Deferred revenue	2,785	1,931
Notes payable	207	—
Note payable to founder	62	45
Total current liabilities	6,086	5,532
Deferred rent	119	72
Other	21	—
Commitments and contingencies	—	—

Stockholders’ equity:

Preferred stock, $.001 par value, 20,000,000 shares authorized at June 30, 2004 and December 31, 2003, no shares issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, $.001 par value, 60,000,000 shares authorized; 25,075,116 and 23,748,564 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	25	24
Additional paid-in capital	95,042	86,820
Deferred compensation	(12,722)	(10,863)
Accumulated other comprehensive loss	(208)	—
Accumulated deficit	(42,738)	(33,828)
Total stockholders’ equity	39,399	42,153
Total liabilities and stockholders’ equity	$45,625	$47,757

See accompanying notes to unaudited consolidated financial statements.

KINTERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net revenue	$5,893	$1,752	$8,964	$2,945
Cost of revenue	1,205	341	1,774	587
Gross profit	4,688	1,411	7,190	2,358

Sales and marketing	3,835	1,896	6,819	3,684
Product development and support	2,070	786	3,659	1,553
General and administrative	1,855	460	3,466	903
Stock-based compensation	1,155	508	2,283	882
Total operating expenses	8,915	3,650	16,227	7,022

Operating loss	(4,227)	(2,239)	(9,037)	(4,664)

Interest income (expense) and other, net	71	3	128	10

Net loss	$(4,156)	$(2,236)	$(8,909)	$(4,654)

Basic and diluted net loss per share	$(0.17)	$(0.24)	$(0.38)	$(0.52)

Weighted average shares - basic and diluted	23,880	9,373	23,176	8,952

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Stock-based compensation includes the following:

Sales and marketing	$794	$299	$1,447	$507
Product development and support	147	181	393	341
General and administrative	214	28	443	34

	$1,155	$508	$2,283	$882

See accompanying notes to unaudited consolidated financial statements.

KINTERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2004	2003
Operating activities:
Net loss	$(8,909)	$(4,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	79	72
Depreciation	465	284
Amortization of software development costs	33	—
Amortization of intangible assets	478	230
Forgiveness of employee note	2	18
Interest expense associated with issuance of warrant	55	—
Stock-based compensation expense	127	21
Amortization of deferred compensation	2,186	859
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,731	(821)
Prepaid expenses and other current assets	(139)	(22)
Accounts payable and accrued expenses	(1,864)	304
Accrued salaries and employee benefits	(508)	(26)
Donations payable to customers	183	—
Customer deposits	(958)	—
Deferred revenue	592	773
Notes payable	(160)	—
Deferred rent	46	(10)
Sponsorships payable	—	(51)
Net cash used in operating activities	(6,561)	(3,023)

Investing activities:
Purchases of marketable securities	(24,270)	—
Sales and maturities of marketable securities	3,664	2,046
Acquisition costs, net of cash acquired	(989)	(87)
Purchases of property and equipment	(706)	(142)
Additions to software development costs	(592)	—
Other assets	(67)	(234)
Net cash provided by (used in) investing activities	(22,960)	1,583

Financing activities:
Payment of line of credit obligation	(391)	(8)
Costs associated with the issuance of common stock	(134)	—
Proceeds from exercise of common stock options and ESPP	532	6
Repurchase of common stock	—	(5)
Net proceeds from sale of preferred stock	—	2,821
Net cash provided by financing activities	7	2,814
Net increase (decrease) in cash and cash equivalents	(29,514)	1,374
Cash and cash equivalents at beginning of period	38,480	1,235
Cash and cash equivalents at end of period	$8,966	$2,609

Supplemental disclosure of cash flow information:
Cash paid for interest	$14	$—

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock and options for acquisitions	$8,537	$519

See accompanying notes to unaudited consolidated financial statements.

Kintera, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands, except share data)

1. Organization and Summary of Significant Accounting Policies

Description of Business

Kintera, Inc. (the “Company”) was incorporated in the state of Delaware on February 8, 2000. The Company is a provider of software that enables nonprofit organizations to use the Internet to increase donations, reduce fundraising costs and build awareness and affinity for an organization’s cause by bringing their employees, volunteers and donors together in online, interactive communities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments.  All significant intercompany transactions have been eliminated in consolidation.  Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003.

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

Concentration of Credit Risk and Significant Customers

The Company had one customer that comprised 13% of net revenues for the six months ended June 30, 2003.

Revenue Recognition

Kintera Sphere is an enterprise-grade software system that integrates a suite of features including content management, contact management, communication, commerce, community and reporting. The Company receives revenues related to Kintera Sphere for upfront fees, monthly maintenance fees and transaction fees tied to the donations and purchases that the Company processes. The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (upon contract signing or receipt of an authorized purchase order from the customer); (2) delivery has occurred (upon performance of services in accordance with contract specifications); (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties (credit terms extending beyond twelve months or significantly longer than is customary are deemed not to be fixed and determinable); and (4) collection is reasonably assured (there are no indicators of non-payment based upon history with the customer and/or upon completion of credit procedures, if completed). As of June 30, 2004 and for each period presented, the Company did not have any arrangements with credit terms extending beyond twelve months. Billings made or payments received in advance of providing services are deferred until the period these services are provided.

To date, the Company’s arrangements that contain multiple elements have been contracts that include upfront payments for activation of Kintera Sphere, monthly fees for the maintenance and use of Kintera Sphere and transaction fees tied to the donations and purchases that the Company processes. Revenue associated with the upfront payments is deferred and recognized on a straight-line basis over the entire term of the contract which in general range from twelve to thirty-six months. Revenue related to monthly maintenance and transaction fees for donations made through the website are recognized as services are provided. Credit card fees directly associated with processing customer donations and billed to customers are excluded from revenues in accordance with Emerging Issues Task Force (“EITF”) consensus on Issue 99-19. Reporting Revenue Gross as a Principal verses Net as an Agent.

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

The Company’s acquisition, Prospect Information Network, LLC (“PIN”), recognizes revenues primarily from three sources: (1) software licensing; (2) post consumer support services of the software licenses; and (3) consulting services and related data processing fees. Revenue is recognized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition.  Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred at the customer’s location, the fee is fixed or determinable and collection is probable. PIN uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor-specific objective evidence (“VSOE”) of the fair value of all undelivered elements exists. VSOE of fair value is based on the normal pricing practices for those products and services when sold separately by PIN and customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

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

The Company’s acquisition, Carol/Trevelyan Strategy Group (“CTSG”), recognizes revenues primarily from five sources: (1) software licensing; (2) website development and customization; (3) hosting services; (4) messaging services (email/fax); and (5) consulting services. Revenue is recognized in accordance with AICPA SOP 97-2, Software Revenue Recognition.  Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, fees from the arrangement are fixed or determinable, and collection is probable. CTSG uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. VSOE of fair value is based on the normal pricing practices for those products and services when sold separately by CTSG and customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

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

Software Development Costs

The Company accounts for Internal Use Software Development costs in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In accordance with SOP 98-1, costs to develop internal use computer software during the application development stage are capitalized. Internal use capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in depreciation and amortization.  For the three and six months ended June 30, 2004 and June 30, 2003 the Company capitalized $339, $339, $0, and $0 related to internal use Software Development Costs, respectively.

The Company accounts for the development cost of software that is marketed to customers in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when software has completed a detail program design for its intended use. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in depreciation and amortization.  The Company periodically reviews the software that has been capitalized for impairment.  For the three and six months ended June 30, 2004 and June 30, 2003 the Company capitalized $252, $252, $0, and $0 related to Costs of Computer Software to be Sold, Leased or otherwise Marketed respectively.

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

The following table illustrates the effect on net losses if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net loss—as reported	$(4,156)	$(2,236)	$(8,909)	$(4,654)
Add: Stock-based employee compensation expense included in reported net loss	1,169	508	2,313	882
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	(1,455)	(735)	(2,841)	(1,434)
Pro forma net loss	$(4,442)	$(2,463)	$(9,437)	$(5,206)

Net loss per share:
Basic and diluted—as reported	$(0.17)	$(0.24)	$(0.38)	$(0.52)

Basic and diluted—pro forma	$(0.19)	$(0.26)	$(0.41)	$(0.58)

Comprehensive Income (Loss)

Comprehensive loss is the total of net loss and all other non-owner changes in stockholders’ equity. The Company’s other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale investments. The components of comprehensive income (loss) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net loss	$(4,156)	$(2,236)	$(8,909)	$(4,654)
Other comprehensive income (loss)
Change in unrealized gain (loss) on investments	182	0	208	1
Total comprehensive income (loss)	$(3,974)	$(2,236)	$(8,701)	$(4,653)

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Numerator
Net loss	$(4,156)	$(2,236)	$(8,909)	$(4,654)
Denominator
Basic and diluted:
Weighted average common shares outstanding	24,893,157	12,818,632	24,389,966	12,786,490
Less: Weighted average shares subject to repurchase	(1,012,800)	(3,445,871)	(1,213,845)	(3,834,064)

Denominator on basic calculation	23,880,357	9,372,761	23,176,121	8,952,426

Basic and diluted net loss per share	$(0.17)	$(0.24)	$(0.38)	$(0.52)

The following table summarizes potential common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive:

	June 30,
Common Stock Equivalents	2004	2003
	(unaudited)
Common stock subject to repurchase	507,526	3,273,960
Options to purchase common stock	3,062,571	1,880,618
Warrants to purchase common stock	20,000	—
Convertible preferred stock	—	4,518,331
	3,590,097	9,672,909

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

Contingent Consideration

In connection with certain of the Company’s acquisitions, if certain future internal performance goals are achieved, the aggregate consideration for the respective acquisition can be increased. Such additional consideration, if earned, will be paid in the form of additional shares of the Company’s common stock, which were issued and held in escrow for that purpose. Any additional consideration paid will be allocated between goodwill, stock-based compensation expense and deferred compensation. The measurement, recognition and allocation of contingent consideration are accounted for using the principles outlined below.

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

2. Acquisitions

Prospect Information Network, LLC

In February 2004, the Company completed the acquisition of PIN, a provider of software, services and data for data screening services for nonprofit organizations. PIN’s services enable fundraisers to more efficiently identify, profile, monitor and rank the wealth of prospects in their database.  As consideration for all of the membership interests of PIN, the Company issued approximately 219,000 shares of restricted common stock.  Up to 336,000 additional shares of common stock are being held in escrow and will be released to the members of PIN if the revenue generated from PIN’s business during the year following the closing of the transaction meets certain targets.  In addition, some of the shares issued to the PIN members are being held in escrow to secure the obligations of PIN and its members under the purchase agreement.

Carol/Trevelyan Strategy Group

In March 2004, the Company completed the acquisition of CTSG, a provider of online advocacy solutions.  CTSG’s services enable customers to meld offline and online strategies and tools to build membership, affinity and impact for nonprofit organizations, political campaigns and unions.  The Company issued approximately 331,000 shares of restricted common stock and $250 in cash to acquire CTSG.  Up to 93,000 additional shares of common stock are being held in escrow and will be released if the revenue generated from CTSG’s business during the year following the closing of the transaction meets certain targets.  In addition, some of the shares issued are being held in escrow to secure the obligations of CTSG and its stockholders.

BNW, Inc.

In June 2004, the Company completed the acquisition of BNW, Inc. (“BNW”), a provider of recreational/athletic facilities management software.   BNW’s services were designed specifically for colleges, universities and community centers like the YMCA.  The Company issued approximately 22,000 shares of restricted common stock and $281 in cash to acquire BNW.  Up to 105,000 additional shares of common stock are being held in escrow and will be released if the revenue generated from BNW’s business during the year following the closing of the transaction meets certain targets.  In addition, some of the shares issued are being held in escrow to secure the obligations of BNW and its stockholders.

The aggregate purchase price for PIN of $3,275 plus acquisition costs of $296, the aggregate purchase price for CTSG of $5,274, plus acquisition costs of $315 and the aggregate purchase price for BNW of $520, plus estimated acquisition costs of $100, were preliminarily allocated as follows:

	PIN	CTSG	BNW
	(unaudited)
Current assets	$1,052	$1,475	$199
Fixed assets	51	186	72
Intangible assets	2,372	327	417
Goodwill	1,480	479	100
Other assets	74	45	—
Total assets acquired	5,029	2,512	788
Current liabilities assumed	(2,658)	(691)	(332)
Deferred compensation	1,200	3,768	164
Net assets acquired	$3,571	$5,589	$620

The acquired intangible assets represent the customer bases of PIN, CTSG and BNW and were assigned an estimated useful life of five years for amortization purposes. The Company is performing a purchase price allocation studies that are expected to be completed by the end of 2004. Differences between the initial purchase price allocation and the final purchase price allocation will primarily be related to the distribution between intangible assets and goodwill of the excess purchase price over net tangible assets acquired.

Unaudited Pro Forma Information

The unaudited pro forma information for the six months ended June 30, 2004 and the year ended December 31, 2003 assumes the acquisitions were consummated on January 1, 2003.

	Six months ended June, 2004	Year ended December 31, 2003
	(unaudited)

Net revenues	$10,941	$20,403
Net loss	$(9,724)	$(10,260)
Net loss per share-basic and diluted	$(0.42)	$(0.99)

These results give effect to the pro forma adjustments for the amortization of acquired intangible assets and the amortization of deferred compensation. In addition, the common stock used as consideration for the acquisitions is presented as being outstanding during the entire period.

3. Legal Proceedings

In prior periodic reports the Company disclosed that on February 11, 2002, the Company filed a complaint against Convio, Inc., in the United States District Court for the Southern District of California and that Convio subsequently served the Company with an answer and counterclaim.  On April 15, 2004, the Company entered into a confidential settlement agreement with Convio.  The settlement will not have a material effect on the Company’s business, operating results or financial condition.

In addition to the foregoing matters, from time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. The Company is not currently aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse affect on the Company’s business, financial condition or operating results.

4. Recent Events

On July 12, 2004, the Company sold 2,500,000 shares of its common stock in a private placement at a price of $8.00 per share for net proceeds of approximately $18.8 million.

On August 12, 2004, the company announced it signed a letter of intent to acquire Kamtech Information Systems, a provider of wealth screening services.

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

Since inception, we have significantly increased our revenues through a combination of factors, including obtaining new customers, expanding existing customer relationships, acquiring complementary businesses, expanding the features of Kintera Sphere and increasing the number and amount of donations we process that result in transaction-based fees. Although our revenues have increased substantially in recent periods, we have experienced significant net losses and negative cash flows from operations in each fiscal period since inception, and as of June 30, 2004, we had an accumulated deficit of $42.7 million.

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

We derive a significant amount of our revenues from upfront service fees for Sphere, which are deferred and recognized as revenue over the entire term of our contracts. Conversely, we recognize the operating expenses associated with generation of revenues from upfront service fees as they are incurred. Our operating expenses continue to increase as we expand our selling and marketing efforts and administrative infrastructure to support increased sales that we will recognize as revenue in subsequent periods. We anticipate that our operating expenses will continue to grow in the near term. As a result, because of the deferral of recognition of a portion of our revenues, our revenues and operating results will not increase at the same rate as our operating expenses incurred to support revenue recognized in future periods.

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

In February 2004, we completed the acquisition of Prospect Information Network, LLC (PIN), a provider of software, services and data for data screening services for nonprofit organizations. PIN’s services enable fundraisers to more efficiently identify, profile, monitor and rank the wealth of prospects in their database. As consideration for all of the membership interests of PIN, we issued approximately 219,000 shares of common stock. Up to 336,000 additional shares of common stock are being held in escrow to the members of PIN if the revenue generated from PIN’s business during the year following the closing of the transaction meets certain targets. In addition, some of the shares issued to the PIN members are being held in escrow to secure the obligations of PIN and its members under the purchase agreement.

In March 2004, we completed the acquisition of Carol/Trevelyan Strategy Group (CTSG), a provider of online advocacy solutions. CTSG’s services enable customers to meld offline and online strategies and tools to build membership, affinity and impact for nonprofit organizations, political campaigns and unions. We issued approximately 331,000 shares of common stock and paid $250,000 to acquire CTSG. Up to 93,000 additional shares of common stock are being held in escrow if the revenue generated from CTSG’s business during the year following the closing of the transaction meets certain targets. In addition, some of the shares issued are being held in escrow to secure the obligations of CTSG and its stockholders.

In June 2004, we completed the acquisition of BNW, Inc. (“BNW”), a provider of recreational/athletic facilities management software.   BNW’s services were designed specifically for colleges, universities and community centers like the YMCA.  We issued approximately 22,000 shares of restricted common stock and $281,000 in cash to acquire BNW.  Up to 105,000 additional shares of common stock are being held in escrow if the revenue generated from BNW’s business during the year following the closing of the transaction meets certain targets.  Some of the shares issued are being held in escrow to secure the obligations of BNW and its stockholders.

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

We had 289 employees as of June 30, 2004 and intend to hire a significant number of employees in the future. This expansion will likely place significant demands on our management and operational resources. To manage rapid growth and increased customer demand for our service, we must continue to invest in and implement additional operational systems, procedures and controls.

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

•                       accounting for software development costs;

•                       accounting for stock-based compensation; and

•                       accounting for income taxes.

You should refer to our Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 30, 2004 for a discussion of our policies on revenue recognition, accounting for goodwill and other intangible assets, accounting for stock-based compensation and accounting for income taxes.  See note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for an updated discussion of our revenue recognition and software development cost policies.

Results of Operations

Comparison of Results for the Three Months Ended June 30, 2004 to the Three Months Ended June 30, 2003 and for the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003

Revenues. Revenue increased from $1.8 million for the three months ended June 30, 2003 to $5.9 million for the three months ended June 30, 2004.   Revenue increased from $2.9 million for the six months ended June 30, 2003 to $9.0 million for the six months ended June 30, 2004.The revenues for each of these periods were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Transaction and data processing fees	$2,618,000	$1,093,000	$3,998,000	$1,822,000
Monthly service fees	2,474,000	519,000	3,417,000	911,000
Amortization of upfront fees	801,000	140,000	1,549,000	212,000

Total	$5,893,000	$1,752,000	$8,964,000	$2,945,000

The increase in revenue from 2003 to 2004 was due to a number of factors, including an increase in transaction fees and data purchases (approximately $1.5 million for the three months ended June 30, 2004 and approximately $2.2 million for the six months ended June 30, 2004), monthly service fees (approximately $2.0 million for the three months ended June 30, 2004 and approximately $2.5 million for the six months ended June 30, 2004), and amortization of upfront fees (approximately $0.7 million for the three months ended June 30, 2004 and approximately $1.3 million for the six months ended June 30, 2004).

The increase in transaction and data processing fees resulted from higher transaction processing volumes for both the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003, as well as the inclusion of data processing fee revenue in 2004 due to the acquisition of PIN in February 2004. The increase in monthly service fees and amortization of upfront fees for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 was due to the addition of new customers, the increase in the scope of services from existing customers and the acquisition of CTSG in March 2004.

Cost of Revenues. Cost of revenues increased from $0.3 million for the three months ended June 30, 2003 to $1.2 million for the three months ended June 30, 2004.  Cost of revenues increased from $0.6 million for the six months ended June 30, 2003 to $1.8 million for the six months ended June 30, 2004   These increases were due primarily to expenses incurred to service customer and revenue growth.

Sales and Marketing. Sales and marketing expenses increased from $1.9 million for the three months ended June 30, 2003 to $3.8 million for the three months ended June 30, 2004.  Sales and marketing expenses increased from $3.7 million for the six months ended June 30, 2003 to $6.8 million for the six months ended June 30, 2004.  The increase was due primarily to the expansion of our sales force and customer support staff, both internally and from acquisitions (approximately $1.0 million for the three months ended June 30, 2004 and approximately $2.1 million for the six months ended June 30, 2004), amortization of intangible assets relating to acquisitions (approximately $0.4 million for the three months ended June 30, 2004 and approximately $0.4 million for the six months ended June 30, 2004) and increased travel, advertising, telephone and consulting (approximately $0.5 million for the three months ended June 30, 2004 and approximately $0.6 million for the six months ended June 30, 2004).

Product Development and Support. Product development and support expenses increased from $0.8 million for the three months ended June 30, 2003 to $2.1 million for the three months ended June 30, 2004.  Product development and support expenses increased from $1.6 million for the six months ended June 30, 2003 to $3.7 million for the six months ended June 30, 2004. These increases were primarily due to expenses related to increased headcount, both internally and from acquisitions, to support the development, enhancement and integration of Kintera Sphere.  Costs of approximately $154,000 related to the integration of acquired products into Kintera Sphere is included in product development and support for the three months ended June 30, 2004.

General and Administrative. General and administrative expenses increased from $0.5 million for the three months ended June 30, 2003 to $1.9 million for the three months ended June 30, 2004.  General and administrative expenses increased from $0.9 million for the six months ended June 30, 2003 to $3.5 million for the six months ended June 30, 2004.  These increases were due primarily to increased staffing and costs from the Company’s growth and costs related to being a public company including the implementation of Section 404 of the Sarbanes Oxley Act.

Stock-based Compensation.  Stock-based compensation increased from $0.5 million for the three months ended June 30, 2003 to $1.2 million for the three months ended June 30, 2004.  Stock-based compensation increased from $0.9 million for the six months ended June 30, 2003 to $2.3 million for the six months ended June 30, 2004.  These increases were due to the amortization of deferred compensation expense from stock issuances in acquisitions and additional stock option grants to new and existing employees prior to our initial public offering in 2003.

Liquidity and Capital Resources

We have historically funded our operations principally through private placements of equity securities. In December 2003, we completed our initial public offering and received net proceeds of $36.1 million, including $4.9 million from the exercise of the underwriters’ over allotment option.  As of June 30, 2004, we had cash, cash equivalents and short-term investments totaling approximately $29.6 million.   In July 2004, we completed a sale of stock in a private placement, which provided us with approximately $18.8 million in cash, net of transaction fees.

Net cash used in operating activities was $3.0 million and $6.6 million for the six months ended June 30, 2003 and June 30, 2004, respectively.   In 2003, this was primarily the result of the net loss ($4.7 million), partially offset by changes in operating assets and liabilities (approximately $0.3 million) and non-cash expenses (approximately $1.5 million) consisting primarily of amortization of deferred compensation and intangible assets and depreciation.  In 2004, this was primarily the result of the net loss ($8.9 million) and changes in operating assets and liabilities (approximately $1.1 million), partially offset by non-cash expenses (approximately $3.4 million) consisting primarily of amortization of deferred compensation, software development costs and intangible assets and depreciation.

Net cash provided by investing activities was $1.6 million for the six months ended June 30, 2003.  This was primarily the result of the sale of marketable securities (approximately $2.0 million) partially offset by purchases of property and equipment (approximately $0.1 million) and acquisition and other costs (approximately $0.3 million).

Net cash used in investing activities was $23.0 million for the six months ended June 30, 2004. This was primarily the result of the purchase of marketable securities (approximately $24.3 million), purchases of property and equipment (approximately $1.3 million) and acquisition and other costs (approximately $1.1 million) offset by the sale of marketable securities (approximately $3.7 million).

Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2003 was primarily from sale of preferred stock.

Net cash used for financing activities was relatively unchanged for the six months ended June 30, 2004. Net cash used for financing activities for the six months ended June 30, 2004 was primarily for the payment of the line of credit and issuance costs for common stock (approximately $0.5 million) and was offset primarily from sale of our stock in our Employee Stock Purchase Plan and from exercise of stock options (approximately $0.5 million).

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

We currently do not have any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We have experienced operating and net losses in each fiscal quarter since our inception, and as of June 30, 2004, we had an accumulated deficit of $42.7 million. We incurred net losses of $4.2 million for the three months ended June 30, 2004 and $2.2 million for the three months ended June 30, 2003. We incurred net losses of $8.9 million for the six months ended June 30, 2004 and $4.7 million for the six months ended June 30, 2003.  We will need to increase revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We also may fail to accurately estimate our increased operating expenses as we grow. If our operating expenses exceed our expectations, our financial performance will be adversely affected.

Recent acquisitions and future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources, which could prevent us from properly servicing and maintaining customer relationships.

Acquisitions have been an important part of our development to date. We recently completed five acquisitions of complementary businesses—Little Tornadoes, VirtualSprockets, Prospect Information Network, Carol/Trevelyan Strategy Group (“CTSG”) and BNW, Inc. We are in the process of integrating their operations with ours and finalizing the purchase price allocation for Prospect Information Network and CTSG, and BNW, Inc. We cannot assure you that we will succeed in completing these integration efforts on a timely basis, or at all. As part of our business strategy, we may continue to seek to acquire companies, services and technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with important customer contacts or otherwise offer growth opportunities. Acquisitions and investments involve numerous risks, including:

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

We have initially sold our Kintera Sphere solution to nonprofit organizations in the health and human services sectors, in part because they rely on special events for fundraising. Based on our experience, we believe that many nonprofit organizations in all nonprofit sectors are still unaware of the benefits that can be achieved through the use of Kintera Sphere. We intend to commit significant resources to promote awareness of Kintera Sphere, but we cannot assure you that we will be successful in this effort. Developing and maintaining awareness of Kintera Sphere is important to our success. If we fail to successfully promote Kintera Sphere, our financial condition could suffer.

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

Our operating results have varied significantly in the past and will likely vary in the future as the result of fluctuations in our revenues and operating expenses. For example, our revenues increased from $2.9 million for the six months ended June 30, 2003 to $9.0 million for the six months ended June 30, 2004 and our net loss increased from $4.7 million for the six months ended June 30, 2003 to $8.9 million for the six months ended June 30, 2004. We expect that our operating expenses may increase in the future as we expand our selling and marketing activities and hire additional personnel. Our revenues in any period depend substantially on the number and size of donations that we process in that period for customer sponsored fundraising events. As a result, it is possible that in some future periods, our revenues may not meet our expectations or, due to our increased expense levels, our results of operations may be below the expectations of current or potential investors. If this occurs, the price of our common stock may decline.

Because a limited number of our customers accounts for a substantial portion of our revenues, our revenues could decline if we lose a major customer.

A significant portion of our revenue comes from a limited number of customers. For example, 10 nonprofit organizations accounted for approximately 30% of our total revenues for the three months ended June 30, 2004.  We expect that a limited number of customers will continue to account for a substantial portion of our revenues in each fiscal period for the foreseeable future. As a result, if we lose a major customer, if a major contract is delayed or cancelled or if a major anticipated sale is not made, our revenues could decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue in any future period, depending on the nature and size of their fundraising events in that period as well as the scope of their use of Kintera Sphere.

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

Our success and ability to compete depend in part on our internally developed technology and software applications. We rely on patent, trademark, copyright and trade secret laws and restrictions in the United States and other jurisdictions, together with contractual restrictions on our employees, strategic partners and customers, to protect our proprietary rights. Any of our trademarks may be challenged by others or invalidated through administrative process or litigation. We currently have one issued patent and 17 pending patent applications in the United States. We may not be successful in obtaining these patents and we may be unable to obtain additional patent protection in the future. In addition, any issued patents may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our solution is available. As a result, we cannot assure you that our means of protecting our proprietary rights will be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our revenues and prospects for growth.

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

•                  general economic and geopolitical conditions.

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

Our executive officers, directors and their affiliates own, in the aggregate, approximately 41.4% of our outstanding common stock. As a result, these persons, acting together, have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us. In addition, these persons, acting together, have the ability to control the management and affairs of our company. This concentration of ownership may harm the market price of our common stock by, among other things:

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In our prior periodic reports we disclosed that on February 11, 2002, we filed a complaint against Convio, Inc., in the United States District Court for the Southern District of California and that Convio subsequently served us with an answer and counterclaim.  On April 15, 2004, we entered into a confidential settlement agreement with Convio.  The settlement will not have a material effect on our business, operating results or financial condition.

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

As of June 30, 2004, we had used approximately $1.3 million for purchases of property and equipment, approximately $1.0 million for acquisitions of other businesses and approximately $6.6 million for working capital.  Additionally, we have invested approximately $24.3 million of our proceeds in short-term marketable securities.  The proceeds used for working capital included regular compensation for officers and directors.  The use of proceeds does not represent a material change from the use of proceeds described in the prospectus.

The following sales of unregistered securities occurred during the three months ended June 30, 2004:

In June 2004, we issued approximately 22,000 shares of common stock in connection with the acquisition of of BNW, Inc. (“BNW”).  The shares of common stock were issued to investors pursuant to an Acquisition Agreement by and among us, BNW and the holders of a majority of BNW securities.

On July 12, 2004, the Company sold 2,500,000 shares of its common stock in a private placement at a price of $8.00 per share for net proceeds of approximately $18.8 million.

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

(1)                                 Previously filed with Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-109169) dated December 16, 2003.

(2)                                 Previously filed on Current Report on Form 8-K on April 2, 2004

(3)                                 Previously filed with Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-109169) dated December 10, 2003.

(b). Reports on Form 8-K

We filed a report on Form 8-K to the SEC on April 2, 2004 announcing our acquisition of Carol/Trevelyan Strategy Group on March 18, 2004.

We furnished a report on Form 8-K to the SEC on April 28, 2004 with our press release announcing our first quarter financial results.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINTERA, INC.

	By:	/s/ James Rotherham, C.P.A.
James Rotherham, C.P.A. Chief Financial Officer

Date: August 13, 2004