Form 10-Q
period 2004-09-30
KINTERA INC
filed 2004-11-15
CIK 1117119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of November 8, 2004 there were 28,633,600 shares of the registrant’s common stock outstanding.

KINTERA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Kintera, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except share data)

	September 30, 2004	December 31, 2003
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$11,728	$38,480
Marketable securities	35,027	192
Accounts receivable, net of allowance for doubtful accounts of $390 and $195 at September 30, 2004 and December 31, 2003, respectively	4,845	1,933
Accounts receivable from related party	—	475
Prepaid expenses and other current assets	1,157	736
Note receivable from employee	16	19
Total current assets	52,773	41,835
Property and equipment, net	2,317	1,458
Software development costs, net	1,284	—
Other assets	236	769
Intangible assets, net	9,986	3,695
Total assets	$66,596	$47,757

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,038	$1,693
Accrued salaries and employee benefits	968	703
Donations payable to customers	3,519	799
Line of credit	6	361
Deferred revenue	3,249	1,931
Notes payable	126	—
Note payable to founder	18	45
Total current liabilities	9,924	5,532
Deferred rent	132	72
Others	25	—

Stockholders’ equity:

Preferred stock, $.001 par value, 20,000,000 shares authorized at September 30, 2004 and December 31, 2003, no shares issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, $.001 par value, 60,000,000 shares authorized; 28,604,643 and 23,748,564 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	28	24
Additional paid-in capital	115,010	86,820
Deferred compensation	(11,138)	(10,863)
Accumulated other comprehensive loss	(183)	—
Accumulated deficit	(47,202)	(33,828)
Total stockholders’ equity	56,515	42,153
Total liabilities and stockholders’ equity	$66,596	$47,757

See accompanying notes to unaudited consolidated financial statements.

KINTERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003

Net revenue	$7,001	$2,207	$15,965	$5,152
Cost of revenue	1,997	424	3,771	1,011
Gross profit	5,004	1,783	12,194	4,141

Sales and marketing	4,482	1,936	11,300	5,620
Product development and support	1,686	841	5,345	2,394
General and administrative	2,061	377	5,527	1,280
Stock-based compensation	1,380	978	3,663	1,860
Total operating expenses	9,609	4,132	25,835	11,154

Operating loss	(4,605)	(2,349)	(13,641)	(7,013)

Interest income (expense) and other, net	142	(6)	269	4

Net loss	$(4,463)	$(2,355)	$(13,372)	$(7,009)

Basic and diluted net loss per share	$(0.17)	$(0.23)	$(0.55)	$(0.75)

Weighted average shares — basic and diluted	26,301	10,184	24,218	9,363

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Stock-based compensation includes the following:

Sales and marketing	$928	$669	$2,375	$1,176
Product development and support	231	215	624	556
General and administrative	221	94	664	128

	$1,380	$978	$3,663	$1,860

See accompanying notes to unaudited consolidated financial statements.

KINTERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2004	2003
Operating activities:
Net loss	$(13,373)	$(7,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	81	55
Depreciation	724	442
Amortization of software development costs	54	—
Amortization of intangible assets	662	346
Forgiveness of employee note	3	28
Interest expense associated with issuance of warrant	83	—
Stock-based compensation expense	233	156
Amortization of deferred compensation	3,473	1,740
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	581	(899)
Prepaid expenses and other current assets	(415)	87
Accounts payable and accrued expenses	(1,779)	472
Accrued salaries and employee benefits	(256)	4
Donations payable to customers	2,249	1,767
Customer deposits	(744)	—
Deferred revenue	1,312	1,091
Notes payable	(241)	—
Deferred rent	60	(13)
Sponsorships payable	—	(137)
Net cash used in operating activities	(7,293)	(1,870)

Investing activities:
Purchases of marketable securities	(39,004)	—
Sales and maturities of marketable securities	3,987	2,145
Acquisition costs, net of cash acquired	(1,653)	(138)
Purchases of property and equipment	(1,195)	(303)
Additions to software development costs	(1,181)	—
Other assets	569	(1,028)
Net cash provided by (used in) investing activities	(38,477)	676

Financing activities:
Draw on line of credit obligation	—	311
Payment of line of credit obligation	(391)	(69)
Payment of employee note	(45)	—
Proceeds from exercise of common stock options and ESPP	930	7
Repurchase of common stock	—	(5)
Net proceeds from sale of preferred stock	—	5,491
Net proceeds from sale of common stock	18,524	—
Net cash provided by financing activities	19,018	5,735
Net increase (decrease) in cash and cash equivalents	(26,752)	4,541
Cash and cash equivalents at beginning of period	38,480	1,235
Cash and cash equivalents at end of period	$11,728	$5,776

Supplemental disclosure of cash flow information:
Cash paid for interest	$14	$—

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock and options for acquisitions	$10,148	$5,860

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments.  All significant intercompany transactions have been eliminated in consolidation.  Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003.

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

Concentration of Credit Risk and Significant Customers

The Company had one customer that comprised 14% of net revenues for the nine months ended September 30, 2003.

Revenue Recognition

The Company primarily generates revenue from Kintera Sphere, its wealth profiling business, its awareness campaign business and other services and products offered by Kintera.

Kintera Sphere, is an enterprise-grade software system that integrates a suite of features including content management, contact management, communication, commerce, community and reporting.  The Company receives revenues for upfront fees, monthly maintenance fees and transaction fees tied to the donations and purchases that the Company processes. The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (upon contract signing or receipt of an authorized purchase order from the customer); (2) delivery has occurred (upon performance of services in accordance with contract specifications); (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties (credit terms extending beyond twelve months or significantly longer than is customary are deemed not to be fixed and determinable); and (4) collection is reasonably assured (there are no indicators of non-payment based upon history with the customer and/or upon completion of credit procedures, if completed). As of September 30, 2004 and for each period presented, the Company did not have any arrangements with credit terms extending beyond twelve months. Billings made or payments received in advance of providing services are deferred until the period these services are provided.

 The Company’s wealth profiling business provides a prospect screening tool designed for the fundraising community to find, profile, monitor, and dynamically rank the wealth in a nonprofit organization’s prospect database. , The Company recognizes revenues from its wealth profiling business from primarily three sources: (1) software licensing; (2) post consumer support services of the software licenses; and (3) consulting services and related data processing fees. Revenue is recognized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition.  Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred at the customer’s location, the fee is fixed or determinable and collection is probable. The Company uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor-specific objective evidence (“VSOE”) of the fair value of all undelivered elements exists. VSOE of fair value is based on the normal pricing practices for those products and services when sold separately by the Company and customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

The Company’s awareness campaign business specializes in melding offline and online strategies and tools to build membership, affinity and impact for nonprofit organizations, political campaigns and unions. The Company recognizes revenue from its awareness campaign business from primarily five sources: (1) software licensing; (2) website development and customization; (3) hosting services; (4) messaging services (email/fax); and (5) consulting services. Revenue is recognized in accordance with AICPA SOP 97-2, Software Revenue Recognition.  Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, fees from the arrangement are fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. VSOE of fair value is based on the normal pricing practices for those products and services when sold separately by the Company and customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

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

To date, the Company’s arrangements that contain multiple elements have been contracts that include upfront payments for activation, monthly fees for the maintenance and use of the Company’s software and transaction fees tied to the donations and purchases that the Company processes. Revenue associated with the upfront payments is deferred and recognized on a straight-line basis over the entire term of the contract which in general range from twelve to thirty-six months. Revenue related to monthly maintenance and transaction fees for donations made through the website are recognized as services are provided. Credit card fees directly associated with processing customer donations and billed to customers are excluded from revenues in accordance with Emerging Issues Task Force (“EITF”) consensus on Issue 99-19. Reporting Revenue Gross as a Principal verses Net as an Agent.

Software licenses are sold together with consulting services in both Kintera’s wealth profiling and awareness campaign businesses. When this occurs, license fees are recognized upon delivery provided that the revenue recognition criteria discussed above are met. Payment of the license fees is not dependent upon the performance of the services, and the services do not provide significant customization or modification of the software products and are not essential to the functionality of the software that was delivered. For arrangements with services that are essential to the functionality of the software, the license and related service revenues are recognized upon completion of the delivery of the license and the services with the residual method utilized for the remaining elements in the contract.

If at the outset of an arrangement the Company determines that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due. If at the outset of an arrangement the Company determines that collectibility is not probable, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment. Revenues from post-contract customer support services, such as software maintenance, are recognized on a straight-line basis over the term of the support period. The majority of software maintenance agreements provide technical support as well as unspecified software product upgrades and releases when and if made available during the term of the support period.

Software Development Costs

The Company accounts for Internal Use Software Development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In accordance with SOP 98-1, costs to develop internal use computer software during the application development stage are capitalized. Internal use capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in depreciation and amortization.  For the three and nine months ended September 30, 2004 and September 30, 2003 the Company capitalized $99, $285, $0, and $0 related to internal use Software Development Costs, respectively.

The Company accounts for the development cost of software that is marketed to customers in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when software has completed a detail program design for its intended use. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in depreciation and amortization.  The Company periodically reviews the software that has been capitalized for impairment.  For the three and nine months ended September 30, 2004 and September 30, 2003 the Company capitalized $734, $1,052, $0, and $0 related to Costs of Computer Software to be Sold, Leased or otherwise Marketed, respectively.

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

Future pro forma results of operations under SFAS No. 123 may be materially different from actual amounts reported. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company has used the minimum value method to determine the fair value of options granted prior to its initial public offering. This method does not consider the expected volatility of the underlying stock, and is only available to non-public entities. Accordingly, the Company has used an estimated volatility factor of 80% through December 31, 2003.  The expected dividend yield is 0%.

The following table illustrates the effect on net losses if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net loss—as reported	$(4,463)	$(2,355)	$(13,373)	$(7,009)
Add: Stock-based employee compensation expense included in reported net loss	1,393	979	3,706	1,860
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	(1,500)	(732)	(4,340)	(2,166)
Pro forma net loss	$(4,570)	$(2,108)	$(14,007)	$(7,315)

Net loss per share:
Basic and diluted—as reported	$(0.17)	$(0.23)	$(0.55)	$(0.75)

Basic and diluted—pro forma	$(0.17)	$(0.21)	$(0.58)	$(0.78)

Comprehensive Income (Loss)

Comprehensive loss is the total of net loss and all other non-owner changes in stockholders’ equity. The Company’s other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale investments. The components of comprehensive income (loss) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net loss	$(4,463)	$(2,355)	$(13,373)	$(7,009)
Other comprehensive income (loss)
Change in unrealized gain (loss) on investments	(25)	—	183	—
Total comprehensive loss	$(4,488)	$(2,355)	$(13,190)	$(7,009)

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Numerator
Net loss	$(4,463)	$(2,355)	$(13,373)	$(7,009)
Denominator
Basic and diluted:
Weighted average common shares outstanding	27,532,865	12,833,501	25,437,599	12,802,160
Less: Weighted average shares subject to repurchase	(1,231,811)	(2,649,557)	(1,219,834)	(3,439,218)

Denominator on basic calculation	26,301,054	10,183,944	24,217,765	9,362,942

Basic and diluted net loss per share	$(0.17)	$(0.23)	$(0.55)	$(0.75)

The following table summarizes potential common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive:

	September 30,
Common Stock Equivalents	2004	2003
	(unaudited)
Common stock subject to repurchase	1,503,896	2,399,422
Options to purchase common stock	4,871,368	2,782,965
Warrants to purchase common stock	20,000	20,000
Convertible preferred stock	—	4,785,706
	6,395,264	9,988,093

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

Recent Accounting Pronouncement

During March 2004, the FASB issued an exposure draft of a new standard entitled Share Based Payment, which would amend SFAS No. 123, Accounting for Stock Based Compensation, and SFAS No. 95, Statement of Cash Flows. Among other items, the new standard would require the expensing, in the financial statements, of stock options issued by the Company. The new standard, as proposed, would be effective for periods beginning after June 15, 2005

Throughout most of 2004, the FASB has continued to deliberate on different aspects of a new standard, and currently expects to issue a final standard in the fourth quarter 2004. Although the Company has not yet completed an analysis to quantify the exact impact the new standard will have on its future financial performance, the disclosures in Note 1 provide detail as to the Company’s financial performance as if the Company had applied the fair value based method and recognition provisions of SFAS No. 123 to stock-based employee compensation to the current reporting periods.

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

Kindmark, Inc.

In August 2004, the Company completed the acquisition of certain intellectual property and other assets of KindMark, Inc. (“Kindmark”), a developer of corporate giving solutions to help corporations and nonprofits automate and support their workplace giving programs.  The Company issued approximately 58,000 shares of restricted common stock and paid $147 in cash.  Up to approximately 130,000 additional shares of common stock are being held in escrow and may be released to the stockholder of KindMark if the revenue generated from KindMark’s business during the year following the closing of the transaction meets certain targets.  In addition, some of the shares issued are being held in escrow to secure the obligations of KindMark and its stockholder.

Kamtech, Inc.

In August 2004, the Company completed the acquisition of Kamtech, Inc. (“Kamtech”), a provider of wealth screening services.  The Company issued approximately 103,000 shares of restricted common stock and paid $310 in cash.  Up to approximately 272,000 additional shares of common stock are being held in escrow and may be released if the revenue generated from the Company’s wealth profiling business during the year following the closing of the transaction meets certain targets.  In addition, some of the shares issued are being held in escrow to secure the obligations of Kamtech.

Giving Capital, Inc.

                In September 2004, the Company completed the acquisition of certain intellectual property and other assets of Giving Capital, Inc. (“Giving Capital”), which offers on-demand solutions for donor-advised funds and wealth management products to financial institutions.  The Company issued approximately 20,000 shares of  restricted common stock and paid $7 in cash.  Up to approximately 162,000 additional shares of common stock are being held in escrow and may be released if the revenue generated from Giving Capital’s business during the year following the closing of the transaction meets certain targets.  In addition, some of the shares issued are being held in escrow to secure the obligations of Giving Capital.

The aggregate purchase price for PIN of $3,275 plus acquisition costs of $296; the aggregate purchase price for CTSG of $5,274, plus acquisition costs of $315; the aggregate purchase price for BNW of $520, plus estimated acquisition costs of $100; the aggregate purchase price for Kindmark of $524, plus estimated acquisition costs of $100; the aggregate purchase price for Kamtech of $926, plus estimated acquisition costs of $109; the aggregate purchase price for GCI of $159, plus estimated acquisition costs of $100; were preliminarily allocated as follows:

	PIN	CTSG	KamTech	Other
	(unaudited)
Current assets	$1,052	$1,475	$555	$390
Fixed assets	51	186	—	150
Intangible assets	2,372	327	938	894
Goodwill	1,480	479	100	300
Other assets	74	45	—	—
Total assets acquired	5,029	2,512	1,593	1,734
Current liabilities assumed	(2,658)	(691)	(567)	(395)
Deferred compensation	1,200	3,768	—	164
Net assets acquired	$3,571	$5,589	$1,026	$1,503

The acquired intangible assets represent the customer bases of PIN, CTSG, BNW, Kindmark, Kamtech and GCI and were assigned an estimated useful life of five years for amortization purposes. The Company is performing purchase price allocation studies. Any differences between the initial purchase price allocation and the final purchase price allocation will primarily be related to the distribution between intangible assets and goodwill of the excess purchase price over net tangible assets acquired.

Unaudited Pro Forma Information

The following unaudited pro forma information for the nine months ended September 30, 2004 and the year ended December 31, 2003 assumes the PIN, CTSG, BNW, Kindmark, Kamtech and GCI acquisitions were consummated on January 1, 2003.

	Nine months ended September 30, 2004	Year ended December 31, 2003
	(unaudited)
Net revenues	$20,005	$22,978
Net loss	$(15,686)	$(14,753)
Net loss per share—basic and diluted	$(0.68)	$(1.42)

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

4. Stockholders' Equity

In July 2004, the Company sold 2,500,000 shares of its common stock in a private placement at a price of $8.00 per share for net proceeds of approximately $18.8 million.

5. Recent Events

In November 2004, the Company signed a definitive agreement with Intuit Inc. to acquire all of the issued and outstanding capital stock of Intuit’s wholly-owned subsidiary, American Fundware Holding Company, Inc., in exchange for approximately $11.0 million in cash. American Fundware Holding Company, Inc.’s wholly-owned subsidiary, American Fundware, Inc., is a provider of Fundware TM accounting software for nonprofit organizations and governments. The closing of this transaction is subject to customary closing conditions, including the delivery of certain third party consents. The transaction is expected to close in November 2004.

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

Since inception, we have significantly increased our revenues through a combination of factors, including obtaining new customers, expanding existing customer relationships, acquiring complementary businesses, expanding the features of Kintera Sphere and increasing the number and amount of donations we process that result in transaction-based fees. Although our revenues have increased substantially in recent periods, we have experienced significant net losses and negative cash flows from operations in each fiscal period since inception, and as of September 30, 2004, we had an accumulated deficit of $47.2 million.

We have derived the substantial majority of our historical revenues from fees paid by nonprofit organizations related to their use of Kintera Sphere. The fees we receive for Kintera Sphere include upfront and monthly service fees that nonprofit organizations pay for access to Kintera Sphere as well as transaction-based fees tied to donations and purchases we process. We also derive advertising and subscription revenue from the placement of advertisements in and the sale of subscriptions to our Masterplanner print and online calendar publications in New York, Los Angeles, San Diego, Boston and Philadelphia. We anticipate that revenues related to Masterplanner will account for a substantially smaller portion of our revenues in future periods.

We derive a significant amount of our revenues from upfront service fees for Kintera Sphere, which are deferred and recognized as revenue over the entire term of our contracts. Conversely, we recognize the operating expenses associated with generation of revenues from upfront service fees as they are incurred. Our operating expenses continue to increase as we expand our selling and marketing efforts and administrative infrastructure to support increased sales that we will recognize as revenue in subsequent periods. We anticipate that our operating expenses will continue to grow in the near term. As a result, because of the deferral of recognition of a portion of our revenues, our revenues and operating results will not increase at the same rate as our operating expenses incurred to support revenue recognized in future periods.

As of September 30, 2004, we have more than 1,900 signed contracts in the nonprofit sector, some of which have hundreds of individual chapters or divisions. Our customers include health organizations, educational institutions, religious institutions, professional associations, political organizations, civic organizations and other charities, at both a local and national level. We expect that a small group of nonprofit organizations in each fiscal period generally may account for a large portion of our revenues. The significance of a particular customer or group of customers in a given period will depend on the nature and size of their fundraising events in that period as well as the scope of their use of Kintera Sphere. To continue our revenue growth, we must both obtain new customers and expand our existing customer relationships through usage of Kintera Sphere for new campaigns.

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

In August 2004, we completed the acquisition of certain intellectual property and other assets of KindMark, Inc. (“Kindmark”), a developer of corporate giving solutions to help corporations and nonprofits automate and support their workplace giving programs.  We issued approximately 58,000 shares of restricted common stock and paid $147,000 in cash.  Up to approximately 130,000 additional shares of common stock are being held in escrow and may be released to the stockholder of KindMark if the revenue generated from KindMark’s business during the year following the closing of the transaction meets certain targets.  In addition, some of the shares issued are being held in escrow to secure the obligations of KindMark and its stockholder.

In August 2004, we completed the acquisition of Kamtech, Inc. (“Kamtech”), a provider of wealth screening services.  We issued approximately 103,000 shares of restricted common stock and paid $310,000 in cash.  Up to approximately 272,000 additional shares of common stock are being held in escrow and may be released if the revenue generated from our wealth profiling business during the year following the closing of the transaction meets certain targets.  In addition, some of the shares issued are being held in escrow to secure the obligations of Kamtech.

                In September 2004, we completed the acquisition of certain intellectual property and other assets of Giving Capital, Inc. (“Giving Capital”), which offers on-demand solutions for donor-advised funds and wealth management products to financial institutions.  We issued approximately 20,000 shares of restricted common stock and paid $7,000 in cash.  Up to approximately 162,000 additional shares of common stock are being held in escrow and may be released if the revenue generated from Giving Capital’s business during the year following the closing of the transaction meets certain targets.  In addition, some of the shares issued are being held in escrow to secure the obligations of GivingCapital.

In November 2004, we signed a definitive agreement with Intuit Inc. to acquire all of the issued and outstanding capital stock of Intuit’s wholly-owned subsidiary, American Fundware Holding Company, Inc., in exchange for approximately $11.0 million in cash. American Fundware Holding Company, Inc.’s wholly-owned subsidiary, American Fundware, Inc., is a provider of Fundware TM accounting software for nonprofit organizations and governments. The closing of this transaction is subject to customary closing conditions, including the delivery of certain third party consents. The transaction is expected to close in November 2004.

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

We had approximately 340 employees as of September 30, 2004 and intend to hire a significant number of employees in the future. This expansion will likely place significant demands on our management and operational resources. To manage rapid growth and increased customer demand for our service, we must continue to invest in and implement additional operational systems, procedures and controls.

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

Results of Operations

Comparison of Results for the Three Months Ended September 30, 2004 to the Three Months Ended September 30, 2003 and for the Nine months ended September 30, 2004 to the Nine months ended September 30, 2003

Revenues. Revenue increased from $2.2 million for the three months ended September 30, 2003 to $7.0 million for the three months ended September 30, 2004.   Revenue increased from $5.2 million for the nine months ended September 30, 2003 to $16.0 million for the nine months ended September 30, 2004. The revenues for each of these periods were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003

Transaction and data processing fees	$3,082,000	$1,443,000	$7,080,000	$3,265,000
Monthly service fees	2,988,000	596,000	6,405,000	1,507,000
Amortization of upfront fees	931,000	168,000	2,480,000	380,000

Total	$7,001,000	$2,207,000	$15,965,000	$5,152,000

The increase in revenue from 2003 to 2004 was due to a number of factors, including an increase in transaction fees and data purchases (approximately $1.6 million for the three months ended September 30, 2004 and approximately $3.8 million for the nine months ended September 30, 2004), monthly service fees (approximately $2.4 million for the three months ended September 30, 2004 and approximately $4.9 million for the nine months ended September 30, 2004), and amortization of upfront fees (approximately $0.8 million for the three months ended September 30, 2004 and approximately $2.1 million for the nine months ended September 30, 2004).

The increase in transaction and data processing fees resulted from higher transaction processing volumes for both the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, as well as the inclusion of data processing fee revenue in 2004 due to the acquisition of PIN in February 2004 and the acquisition of Kamtech in August 2004. The increase in monthly service fees and amortization of upfront fees for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 was due to the addition of new customers, the increase in the scope of services from existing customers and the acquisition of CTSG in March 2004.

Cost of Revenues. Cost of revenues increased from $0.4 million for the three months ended September 30, 2003 to $2.0 million for the three months ended September 30, 2004.  Cost of revenues increased from $1.0 million for the nine months ended September 30, 2003 to $3.8 million for the nine months ended September 30, 2004.   These increases were due primarily to expenses incurred to service customer and revenue growth.

Sales and Marketing. Sales and marketing expenses increased from $1.9 million for the three months ended September 30, 2003 to $4.5 million for the three months ended September 30, 2004.  Sales and marketing expenses increased from $5.6 million for the nine months ended September 30, 2003 to $11.3 million for the nine months ended September 30, 2004.  The increase was due primarily to the expansion of our sales force and customer support staff, both internally and from acquisitions (approximately $1.2 million for the three months ended September 30, 2004 and approximately $3.2 million for the nine months ended September 30, 2004), and increased travel, advertising, telephone and consulting expenses (approximately $2.5 million for the three months ended September 30, 2004 and approximately $1.4 million for the nine months ended September 30, 2004).

Product Development and Support. Product development and support expenses increased from $0.8 million for the three months ended September 30, 2003 to $1.7 million for the three months ended September 30, 2004.  Product development and support expenses increased from $2.4 million for the nine months ended September 30, 2003 to $5.3 million for the nine months ended September 30, 2004. These increases were primarily due to expenses related to increased headcount, both internally and from acquisitions, to support the development, enhancement and integration of Kintera Sphere and the expenses are net of costs capitalized as internally developed software.

General and Administrative. General and administrative expenses increased from $0.4 million for the three months ended September 30, 2003 to $2.1 million for the three months ended September 30, 2004.  General and administrative expenses increased from $1.3 million for the nine months ended September 30, 2003 to $5.5 million for the nine months ended September 30, 2004.  These increases were due primarily to increased staffing and costs from the Company’s growth and costs related to being a public company, including the implementation of Section 404 of the Sarbanes Oxley Act.

Stock-based Compensation.  Stock-based compensation increased from $1.0 million for the three months ended September 30, 2003 to $1.4 million for the three months ended September 30, 2004.  Stock-based compensation increased from $1.9 million for the nine months ended September 30, 2003 to $3.7 million for the nine months ended September 30, 2004.  These increases were due to the amortization of deferred compensation expense from stock issuances in acquisitions and additional stock option grants to new and existing employees prior to our initial public offering in 2003.

Liquidity and Capital Resources

We have historically funded our operations principally through private placements of equity securities. In December 2003, we completed our initial public offering and received net proceeds of $36.1 million, including $4.9 million from the exercise of the underwriters’ over allotment option.  In July 2004, we sold 2.5 million common shares for net proceeds of approximately $18.5 million. As of September 30, 2004, we had cash, cash equivalents and short-term investments totaling approximately $46.8 million.

Net cash used in operating activities was $1.9 million and $7.3 million for the nine months ended September 30, 2003 and September 30, 2004, respectively.   In 2003, this was primarily the result of the net loss ($7.0 million), partially offset by changes in operating assets and liabilities (approximately $2.4 million) and non-cash expenses (approximately $2.7 million) consisting primarily of amortization of deferred compensation and intangible assets and depreciation.  In 2004, this was primarily the result of the net loss ($13.4 million) and changes in operating assets and liabilities (approximately $0.8 million), partially offset by non-cash expenses (approximately $5.3 million) consisting primarily of amortization of deferred compensation, software development costs and intangible assets and depreciation.

Net cash provided by investing activities was $0.7 million for the nine months ended September 30, 2003.  This was primarily the result of the sale of marketable securities (approximately $2.1million) partially offset by purchases of property and equipment (approximately $0.3 million) and acquisition and other costs (approximately $1.1 million).

Net cash used in investing activities was $38.5 million for the nine months ended September 30, 2004. This was primarily the result of the purchase of marketable securities (approximately $39.5 million), purchases of property and equipment (approximately $1.2 million), development of internal software (approximately $1.2 million) and acquisition and other costs (approximately $1.7 million) offset by the sale of marketable securities (approximately $4.0 million) and use of other assets (approximately $0.6 million).

Net cash provided by financing activities was $5.7 million for the nine months ended September 30, 2003 was primarily from sale of preferred stock.

Net cash provided by financing activities was primarily provided by the private placement of securities (approximately $18.5 million) and proceeds from the sale of common stock through our Employee Stock Purchase Plan and from exercise of stock options (approximately $0.9 million) and was primarily offset by the payment of the line of credit (approximately $0.4 million).

We believe that our cash, cash equivalents and short-term investments will be sufficient to meet our working capital requirements and contractual commitments for at least the next 12 months.

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

We have experienced operating and net losses in each fiscal quarter since our inception, and as of September 30, 2004, we had an accumulated deficit of $47.2 million. We incurred net losses of $4.5 million for the three months ended September 30, 2004 and $2.4 million for the three months ended September 30, 2003. We incurred net losses of $13.4 million for the nine months ended September 30, 2004 and $7.0 million for the nine months ended September 30, 2003.  We will need to increase revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We also may fail to accurately estimate our increased operating expenses as we grow. If our operating expenses exceed our expectations, our financial performance will be adversely affected.

Recent acquisitions and future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources, which could prevent us from properly servicing and maintaining customer relationships.

Acquisitions have been an important part of our development to date. During the first nine months of 2004, we completed six acquisitions of complementary businesses—Prospect Information Network, Carol/Trevelyan Strategy Group (“CTSG”), BNW, Inc., Kindmark (assets), Kamtech, Inc., and Giving Capital, Inc.  We are in the process of integrating their operations with ours and finalizing the purchase price allocation for Prospect Information Network and CTSG, and BNW, Inc., Kindmark, Inc., Kamtech, Inc. and Giving Capital, Inc.  We cannot assure you that we will succeed in completing these integration efforts on a timely basis, or at all. As part of our business strategy, we may continue to seek to acquire companies, services and technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with important customer contacts or otherwise offer growth opportunities. Acquisitions and investments involve numerous risks, including:

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

Our operating results have varied significantly in the past and will likely vary in the future as the result of fluctuations in our revenues and operating expenses. For example, our revenues increased from $5.2 million for the nine months ended September 30, 2003 to $16.0 million for the nine months ended September 30, 2004 and our net loss increased from $7.0 million for the nine months ended September 30, 2003 to $13.4 million for the nine months ended September 30, 2004. We expect that our operating expenses may increase in the future as we expand our selling and marketing activities and hire additional personnel. Our revenues in any period depend substantially on the number and size of donations that we process in that period for customer sponsored fundraising events. As a result, it is possible that in some future periods, our revenues may not meet our expectations or, due to our increased expense levels, our results of operations may be below the expectations of current or potential investors. If this occurs, the price of our common stock may decline.

Because a limited number of our customers accounts for a substantial portion of our revenues, our revenues could decline if we lose a major customer.

A significant portion of our revenue comes from a limited number of customers. For example, 10 nonprofit organizations accounted for approximately 29% of our total revenues for the three months ended September 30, 2004.  We expect that a limited number of customers will continue to account for a substantial portion of our revenues in each fiscal period for the foreseeable future. As a result, if we lose a major customer, if a major contract is delayed or cancelled or if a major anticipated sale is not made, our revenues could decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue in any future period, depending on the nature and size of their fundraising events in that period as well as the scope of their use of Kintera Sphere.

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

Our executive officers, directors and their affiliates own, in the aggregate, approximately 40.2% of our outstanding common stock. As a result, these persons, acting together, have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us. In addition, these persons, acting together, have the ability to control the management and affairs of our company. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Our internal control over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report will also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. While we feel that our key controls are currently effective, we continue to enhance our internal over financial reporting by adding additional resources in key functional areas and bringing all of our operations up to the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required, under the new standard issued by the Public Company Accounting Oversight Board.

We have begun a detailed assessment of our internal controls. This process is both challenging and costly. Currently, we are in the testing and remediation phase where we have identified potential control deficiencies in our system of internal controls and are in the process of remediation. We will assess whether the potential control deficiencies  rise to the level of significant deficiencies or material weaknesses. If any of the deficiencies rise to the level of material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective.  If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2004 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.

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

During the quarterly period covered by this report we conducted detailed assessment of our internal controls as called for by the Sarbanes-Oxley Act of 2002. During this assessment, which is ongoing as of the date of this report, we identified what may be control deficiencies in our system of internal controls. We have established a series of remediation teams to investigate these potential control deficiencies, and, where appropriate, to remediate them. The remediation measures we undertook during the period covered by this report have resulted in changes in our internal controls that could materially affect our internal control over financial reporting.  Other than as described in this paragraph, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

As of September 30, 2004, we had used approximately $1.2 million for purchases of property and equipment, approximately $1.7 million for acquisitions of other businesses and approximately $7.3 million for working capital.  Additionally, we have invested approximately $39.0 million of our proceeds in short-term marketable securities.  The proceeds used for working capital included regular compensation for officers and directors.  The use of proceeds does not represent a material change from the use of proceeds described in the prospectus.

The following sales of unregistered securities occurred during the three months ended September 30, 2004:

In July 2004, the Company sold 2,500,000 shares of its common stock in a private placement at a price of $8.00 per share for net proceeds of approximately $18.8 million.

In August 2004, we issued approximately 58,000 shares of common stock in connection with the acquisition of certain assets of Kindmark, Inc. (“Kindmark”).  The shares of common stock were issued to investors pursuant to an Acquisition Agreement by and among us, Kindmark and the holders of a majority of Kindmark securities. The shares of common stock were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated under the Securities Act.

In August 2004, we issued approximately 140,000 shares of common stock in connection with the acquisition of Kamtech, Inc. (“Kamtech”).  The shares of common stock were issued to investors pursuant to an Acquisition Agreement by and among us, Kamtech and the holders of a majority of Kamtech securities.  The shares of common stock were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated under the Securities Act.

In September 2004, we issued approximately 20,000 shares of common stock in connection with the acquisition of Giving Capital, Inc. (“Giving Capital”).  The shares of common stock were issued to investors pursuant to an Acquisition Agreement by and among us, Giving Capital and the holders of a majority of Giving Capital securities. The shares of common stock were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated under the Securities Act.

Item 6. Exhibits

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
2.4(2)

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

(1)                                  Previously filed with Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-109169) dated December 16, 2003.

(2)                                  Previously filed on Current Report on Form 8-K/A on November 3, 2004

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

Date: November 15, 2004