Form 10-Q/A
period 2004-09-30
KINTERA INC
filed 2005-03-16
CIK 1117119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Common Stock

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☒    No  ☐

As of November 8, 2004 there were 28,633,600 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2004, is being filed solely for the purpose of amending Part I, Item 4. Controls and Procedures to clarify that there was no change in our internal controls during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Quarterly Report on Form 10-Q on November 15, 2004, or modify or update the disclosure presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above.

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

The Company’s wealth profiling business provides a prospect screening tool designed for the fundraising community to find, profile, monitor, and dynamically rank the wealth in a nonprofit organization’s prospect database., The Company recognizes revenues from its wealth profiling business from primarily three sources: (1) software licensing; (2) post consumer support services of the software licenses; and (3) consulting services and related data processing fees. Revenue is recognized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition. Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred at the customer’s location, the fee is fixed or determinable and collection is probable. The Company uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor-specific objective evidence (“VSOE”) of the fair value of all undelivered elements exists. VSOE of fair value is based on the normal pricing practices for those products and services when sold separately by the Company and customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

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

The following table summarizes potential common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive:

	September 30,
	2004	2003
	(unaudited)
Common Stock Equivalents
Common stock subject to repurchase	1,503,896	2,399,422
Options to purchase common stock	4,871,368	2,782,965
Warrants to purchase common stock	20,000	20,000
Convertible preferred stock	—	4,785,706
	6,395,264	9,988,093

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

4. Stockholders’ Equity

In July 2004, the Company sold 2,500,000 shares of its common stock in a private placement at a price of $8.00 per share for net proceeds of approximately $18.8 million.

5. Recent Events

In November 2004, the Company signed a definitive agreement with Intuit Inc. to acquire all of the issued and outstanding capital stock of Intuit’s wholly-owned subsidiary, American Fundware Holding Company, Inc., in exchange for approximately $11.0 million in cash. American Fundware Holding Company, Inc.’s wholly-owned subsidiary, American Fundware, Inc., is a provider of Fundware ™ accounting software for nonprofit organizations and governments. The closing of this transaction is subject to customary closing conditions, including the delivery of certain third party consents. The transaction is expected to close in November 2004.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Quarterly Report on Form 10-Q/A to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q/A. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2003 and other reports and filings made with the Securities and Exchange Commission.

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

Net cash provided by investing activities was $0.7 million for the nine months ended September 30, 2003. This was primarily the result of the sale of marketable securities (approximately $2.1 million) partially offset by purchases of property and equipment (approximately $0.3 million) and acquisition and other costs (approximately $1.1 million).

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

There has been no change in our internal controls over financial reporting during the quarterly period that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: March 16, 2005