Form 10-K
period 2004-12-31
KINTERA INC
filed 2005-03-16
CIK 1117119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 000-50507

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

Common Stock

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004 was approximately $140,464,893, based upon the closing price of the registrant’s common stock on the Nasdaq National Market on June 30, 2004.*

The number of shares outstanding of the registrant’s common stock was 31,309,116 as of February 28, 2005.

*	Excludes shares of common stock held by executive officers and directors outstanding at June 30, 2004. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

KINTERA INC.

Form 10-K

For the Fiscal Year Ended December 31, 2004

TRADEMARKS AND TRADE NAMES

Kintera, the Kintera logo, Kintera Sphere, Friends Asking Friends, Knowledge Interaction, Honor Roll, Kintera Card, Kintera GivingFund, Causezine, The Giving Experience, The Giving Communities, VIP, CTSG, the CTSG logo, FundWare, Prospect Information Network, P!N, ProfileBuilder, CharityGift, the CharityGift logo, and Generosity in a To-Go Box are our trademarks, trade names and/or service marks. All other trademarks, trade names or service marks appearing in this annual report belong to their owners.

PART I

Item 1.  Business

This Annual Report (including the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development of new products, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

We were incorporated in Delaware on February 8, 2000, and we changed our name to Kintera, Inc. on July 31, 2000.

Overview

We are an innovative provider of software and services that enable nonprofit organizations to use the Internet to increase donations, reduce fundraising costs, improve operations and build awareness and affinity for their causes by bringing employees, volunteers and donors together in online, interactive communities. Nonprofit organizations raised approximately $241 billion in donations in 2003 according to Giving USA (a publication of the AAFRC Trust for Philanthropy researched and written by the Center on Philanthropy at Indiana University). Many of the more than 2.0 million nonprofit organizations registered with the Internal Revenue Service in the United States use Internet software tools to enhance their fundraising and communication efforts. According to the Nonprofit Times, a publication for nonprofit managers, we estimate online giving to have been approximately $3.0 billion in 2004, and we believe this amount will continue to grow.

Our flagship product, Kintera Sphere, is managed as a single system and offered to nonprofit organizations as a service accessed with a web browser. Nonprofit organizations use Kintera Sphere to manage their websites, special events and membership, organize individuals, advocate causes, perform wealth screening, raise major gifts, deliver services and programs and execute personalized marketing campaigns. We also offer services, software and data to nonprofit organizations to assist them with their fundraising efforts and awareness campaigns as well as directed giving programs tools and services, accounting software and consulting and advocacy services.

We typically enter into customer contracts for Kintera Sphere that are one year or more in duration. Our customers pay us upfront fees and monthly service fees for access to Kintera Sphere and transaction-based fees tied to the donations and purchases we process. We also typically enter into service contracts that are 12 months or longer in duration.

Since launching our service in the first quarter of 2001, we have experienced significant growth with our total online donations processed increasing from $9.0 million in 2002 to $53.0 million in 2003 to $149.2 million in 2004. Acquisitions have also been an important part of our development to date. These acquisitions have enabled us to expand our service offerings to include wealth profiling and screening services, directed giving programs, accounting software, consulting and advocacy services. We may continue to acquire companies that provide us with proprietary technology, access to key accounts, or personnel with significant experience in the nonprofit industry.

As of December 31, 2004, we have over 15,000 nonprofit customer accounts.

Our Products and Services

Kintera Sphere

Kintera Sphere automates the workflow of a nonprofit organization’s employees, volunteers and donors, thereby facilitating better communication and more effective fundraising. Using our system, nonprofit organizations motivate and reward community members with timely feedback, personalized communications and targeted content. By building a stronger sense of community, nonprofit organizations can increase the commitment of employees, volunteers and donors to a cause and improve the success of their fundraising efforts. Key elements of Kintera Sphere include:

•	Content Management. Our content management tools enable nonprofit organizations to build and manage websites optimized for community-building and fundraising.

•	Contact Management. We provide a comprehensive set of customer relationship management tools that build user profiles by tracking content viewing and preferences, website usage patterns, event attendance and transactional activities.

•	Communication. We automate and simplify many of the tasks required to manage enterprise-wide or individual email campaigns. Our tools manage the preparation, targeting and distribution of emails and electronic newsletters.

•	Reporting. Our online reporting system delivers extensive, real-time information such as account status, website visitation metrics, member profiles and donation data. Nonprofit organizations can generate a variety of standard and customized reports on individual donors and campaigns.

•	Commerce. Our software can be used to collect donations, sell products and services, run online stores, provide membership and benefit centers, manage event registration and offer tribute cards.

•	Community. Our community tools coordinate users’ interaction with our content, communication, database and other tools. A user’s role or status in the organization determines which data, tools, features and content they are able to access. Community tools also track the activities of employees, volunteers and donors.

Wealth Profiling and Screening Services

In February 2004, we completed the acquisition of Prospect Information Network, LLC, a provider of software, services and data for nonprofit organizations. As a result of this acquisition, we now offer our Kintera P!N service, a wealth and screening profiling service that enables nonprofits to more efficiently identify, profile, monitor and rank the wealth of prospects in their databases. Kintera P!N also enables nonprofits to edit, analyze, prioritize and combine external data collected from a wide range of sources with their internal donor databases. In addition, in August 2004, we completed the acquisition of Kamtech, Inc., a provider of wealth screening services, enabling us to further broaden our suite of wealth profiling and screening services.

Directed Giving Programs

Workplace Giving Programs.  In August 2004, we completed the acquisition of certain intellectual property and other assets of KindMark, Inc., a developer of corporate giving solutions. As a result of this acquisition, we now offer enhanced workplace giving tools that help corporations and nonprofits automate and support their workplace giving programs. These tools include corporate employee gift matching, volunteer tracking and management, political action committee membership and fundraising drives. Our workplace giving tools can also be combined with other modules of Kintera Sphere for an integrated solution. In addition, for corporations that have established collection campaigns for multiple nonprofits, we offer payment processing services for payroll deductions as well as standard checks, cash and credit cards. We also disburse funds to the appropriate organizations/chapters.

Donor Advised Funds Programs.  In September 2004, we completed the acquisition of certain intellectual property and other assets of Giving Capital, Inc., a provider of on-demand solutions for donor-advised funds and wealth management products to major financial institutions and money center banks. We provide services to these institutions to deliver donor advised fund infrastructure and support. We receive a setup and maintenance fee as well as variable fees based on the amount of assets being administered.

Accounting Software

In December 2004, we completed our acquisition of American Fundware Holding Company, Inc., the provider of FundWare accounting software for nonprofit organizations and governments. As a result of this acquisition, we now offer a full suite of products designed to manage complex finances for nonprofit organizations and governments, including cities, towns, counties, governmental agencies and schools. FundWare financial management programs streamline day-to-day accounting tasks, enable organizations to spend more time on strategic financial management, and demonstrate accountability to current and potential funding sources. While we currently offer Fundware as a separate software product, we intend to build the FundWare accounting functionality into Kintera Sphere, providing a unified system for nonprofits and governments to manage, and grow, their business.

Advocacy Services

In March 2004, we completed the acquisition of Carol/Trevelyan Strategy Group, a provider of online advocacy solutions. As a result of this acquisition, we now offer advocacy consulting services that assist nonprofit organizations with melding offline and online strategies and tools to build membership, affinity and impact for their organizations, political campaigns and unions.

Benefits of Product and Service Offerings

Nonprofit Organizations Use Kintera’s Online Solutions to Increase Donations

Customers implement Kintera Sphere to increase donations by improving the effectiveness of their fundraising efforts. Our software solution enables nonprofit organizations to use the powerful aspects of the Internet for fundraising, by creating vibrant online communities of employees, volunteers and donors. We believe there are a number of reasons that online communities help nonprofit organizations increase donations, including:

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

Because our software tools are designed specifically for use by nonprofit organizations, our customers are able to integrate Kintera Sphere into their existing workflow and processes. This ease of integration enables nonprofit organizations to establish online giving as a new source of donations that adds to existing fundraising efforts.

Our Software-as-a-Service Model Reduces Fundraising Costs

By offering our software as a service, we provide a flexible solution that meets the needs of our customers and minimizes their implementation and maintenance costs. In exchange for a monthly service fee, our customers receive access to Kintera Sphere’s specialized nonprofit applications via the Internet. Customers can reduce their upfront implementation costs and match the cost of our services with their event donations by paying for our service, in part, with transaction-based fees. Because we host and manage our software, customers can reduce or eliminate the difficulty and expense of software and hardware installations, upgrades and technical support. Kintera Sphere’s frequent product updates are available automatically when customers access our software, and we provide troubleshooting, customer support and training.

Kintera Sphere is cost-effective for our customers because it is a shared, multi-customer software service. We maintain our software, hardware and transaction processing with redundancy in centralized locations. By sharing the costs of our infrastructure and support, customers receive more favorable rates than would be possible if we provided packaged software or customized, individually-hosted solutions. We believe that under this model we automate many of the more time-consuming services of a nonprofit organization’s information technology department. We offer an outsourced solution for critical but expensive needs such as security, redundancy and scale as well as provide 24/7 support for employees, volunteers and donors.

Scalable Transaction Engine Improves and Simplifies Payment Processing

Kintera Sphere incorporates an integrated transaction processing engine that enables donors to make donations and purchases through simple secure online transactions. Kintera accepts all major credit cards, PayPal, the Automated Clearing House network (ACH) and up to 200 currencies. When a donor makes a donation or purchase on a website powered by Kintera Sphere, we typically collect the payment and related information, clear the transaction, provide a receipt to the donor and remit the funds to the nonprofit organization net of any credit card or other payment method fees and a Kintera transaction fee. Donor data generated from online transactions is automatically integrated into the nonprofit organization’s database using our contact management tools. Because we process a significant volume of transactions, we are typically able to secure lower credit card transaction fees and more enhanced account services for our clients than would be possible for them on a stand-alone basis. Our payment processing services also include 24/7 access to financial networks, collection of donations paid by check to lock boxes, account reconciliation, multiple layers of security and database management. These services are complex to establish and expensive to maintain, particularly for smaller nonprofit organizations or local branches of large organizations that experience lower or intermittent transaction volumes.

Powerful Database Software Enhances Data Analysis, Collection and Management

Prior to implementing Kintera Sphere, many of our customers maintained multiple isolated databases that supported a range of fundraising and other activities. These separate databases make data collection and analysis difficult. Kintera Sphere enables automated data collection through volunteer and donor data entry and real-time tracking of their activities, eliminating cumbersome and inaccurate manual processes. Kintera Sphere aggregates the collected data in a sophisticated, comprehensive database. Using our reporting tools, nonprofit organizations and their volunteers are able to access the database for fundraising and other activities that support the organization’s cause. Because data collected by Kintera Sphere is stored in a central database, we believe our customers are able to more effectively analyze the success of their fundraising operations, and active campaigns can be monitored and managed on a day-to-day basis.

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

Using the Internet, volunteers participating in the event access our software tools to build personal or team websites. These websites serve as a personal intranet for each volunteer and are their primary tool for soliciting donations, tracking funds raised and monitoring progress to goal. Our Friends Asking Friends solicitation program bundles a number of Kintera Sphere’s most important tools to make it easier for volunteers to use the Internet to raise money. Volunteers can add or import their contacts from Microsoft Outlook or other popular email programs to their personal intranet and send personalized emails to friends, family and co-workers to solicit funds for the cause. Using Friends Asking Friends, volunteers can solicit many more people over greater distances far more quickly than they could when relying on in-person, telephonic or mail solicitations.

Once a solicitation has been made, our tools make it easy for the donor to visit the volunteer’s website and make a secure donation. When a donor completes a gift transaction, both the donor and the volunteer receive a thank you email within minutes. In the process of making a donation, the donor typically enters personal data that can be tracked by the nonprofit organization, using our contact management tools, to increase the effectiveness of its future fundraising campaigns. Nonprofit organizations can also leverage data within a fundraising campaign to increase donations using a Kintera Sphere feature called Honor Roll. This feature posts recent donations on a scrolling list on the volunteer’s personal website, providing donor recognition and creating peer pressure when potential donors visit the site. The ability of nonprofit organizations to recognize and thank both donors and the volunteers who solicited the funds, often within minutes of a donation being made, heightens the connection between the nonprofit organization and its community members. Volunteers are gratified by the attention and motivated to raise more money. Donors feel a stronger affinity to the nonprofit organization and its cause and are encouraged to donate again.

Advocacy.  Nonprofit organizations focused on advocacy can use Kintera Sphere to increase awareness of their causes and influence public opinion. Kintera Sphere provides online tools to allow these volunteers to reach out to key elected officials, voice their opinion, track progress and organize supporters to attend an event. Individuals can find elected officials in their area and send cause-oriented emails or faxes using our advocacy tools.

Major Gifts

Kintera P!N provides a prospect-screening tool designed for the fundraising community to find, profile, monitor, and dynamically rank the wealth in a nonprofit organization’s prospect database. Through the use of Kintera Volunteer Interactive Pyramid, or Kintera VIP, nonprofit organizations can enhance the management and therefore effectiveness of their major gift officers and their volunteers. Kintera VIP automates the existing phone and paper-based solicitation practices of major gift campaigns and eliminates many inherent redundancies and inefficiencies in the current manual processes. Campaign managers use Kintera VIP to interact with and monitor the performance of employees and volunteers.

Services and Programs

Through the use of Kintera Sphere, nonprofit organizations can provide their members and volunteers with services, information, exclusive benefits and networking opportunities. These organizations can use Kintera Sphere’s contact management tools to enable members and volunteers to build relationships and communicate with one another online. Using Kintera Sphere’s content management tools, a nonprofit organization can deliver personalized content to viewers based on membership level, type of content viewed on prior visits to the website, log-in information and other criteria. These websites can also include a member calendar, member benefits including discounts at the online store, continuing education course registration, credit tracking and certification processing, interactive jobsites with resume-posting functions, collaborative document sharing and other networking areas.

Personalized and Targeted Direct Marketing Campaigns

Kintera Sphere enables nonprofit organizations to strategically integrate existing direct mail, telemarketing and communications programs with their email and website to maximize fundraising effectiveness. Kintera Sphere’s communication and contact management tools enable nonprofit organizations and their volunteers to effectively manage email campaigns and publish e-newsletters using personalization and market segmentation. Key content in an email or web page can be tagged, allowing organizations to track content viewed and build a profile of their interests. Future content delivered to the consumer can be based on these prior identified areas of interest. Alternatively, consumers can select areas of interest. This information is stored in their contact record to define future content delivered to them. By designing effective communications, nonprofit organizations can acquire and renew donors or members and minimize fundraising costs. In addition, by using Kintera Sphere for their direct marketing campaigns, nonprofit organizations can analyze the results of such campaigns to learn about the behavior and interests of their donors and improve the effectiveness of future campaigns.

Payment Processing

Kintera Sphere offers payment processing capabilities that enable consumers to make donations and purchase goods and services using numerous payment options through secure online transactions. Credit card transactions are processed with automatic failover through redundant paths, including redundant frame relay lines to separate payment processors. In addition, an Internet gateway is available as an alternate backup mechanism to maintain transaction processing, and we have retained the capability to batch transactions for future processing in the event of backup failure. These layers of redundancy offer high levels of reliability for large-scale online fundraising. We are able to process online checking transactions through ACH and are integrated with PayPal. We accept all major credit cards and up to 200 currencies, and provide the specific government-required receipts to donors. Typically, once the donor’s credit card is charged for the amount of the donation and we have deducted fees owed to us by the customer, the net amount of the donation is delivered to the customer.

Sales and Marketing

We sell our software services primarily through our direct sales force, with sales professionals located at our headquarters in San Diego and in metropolitan areas throughout the United States. Our sales force consists of two teams, a team focused on smaller customers typically at a local level and a team focused on major accounts both locally and nationally. As of December 31, 2004, our total sales, marketing and customer support organization consisted of 226 employees. We intend to increase the headcount in both of these sales groups and to locate sales personnel in additional metropolitan areas.

Our sales efforts for major accounts typically target large nationally recognized organizations. We deploy a multi-disciplined sales team consisting of sales, technical and support professionals that can address all aspects of Kintera Sphere and its integration into a nonprofit organization’s workflow and fundraising or service efforts. Our senior management also takes an active role in these sales efforts. To enhance our opportunities for increased sales to major accounts, we often rely on references from existing customers or develop a pilot or custom demonstration.

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

To support our sales efforts and to increase awareness of Kintera, we conduct various marketing programs aimed at nonprofit organizations. We also leverage Masterplanner, our comprehensive print and online calendar available in New York, Los Angeles and San Diego for planning, attending or providing services for fundraising, corporate and social events. Masterplanner subscribers receive publications listing the upcoming year of events, openings, and major events and online access to Masterplanner’s searchable daily updated database and historical event archives. In cities in which Masterplanner is not available, we provide online tools to allow event planners to publish their events in an online calendar in partnership with many local print publications to generate leads for Kintera. We also engage in public relations, print advertisements, online advertisements, trade shows, speaking engagements and ongoing customer communications.

American Fundware, which we acquired in December 2004, sells FundWare accounting software to nonprofit as well as government organizations. FundWare is sold through both an internal sales force as well as through an extensive value added reseller, or VAR, channel. Delivery and installation is performed either by internal technical and support professionals or by VAR personnel. We leverage the customer relationships from the FundWare installed base for cross-selling opportunities for our software services.

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

We compete with the traditional methods of fundraising and membership service delivery to which volunteers and staff of nonprofit organizations are accustomed. We believe we compete successfully against traditional methods of fundraising and membership service delivery because such methods are more costly and less efficient than our solutions. We also compete with custom-developed solutions for online giving and other online communities created either by the technical staff of the nonprofit organization or outside custom service providers. In many cases, building a custom solution requires a nonprofit organization to deploy extensive financial and technical resources. Often, the legacy database and software system were not designed to support the advanced needs of the Internet and the legacy system ultimately does not meet the customers’ needs. Also, because we sell our software as a service, we believe it provides a more flexible solution that meets the needs of customers and minimizes their upfront and ongoing costs and reduces the need for technical support at the nonprofit organization.

We face competition from companies that offer specialized software designed to address the needs of businesses across a variety of industries, such as content or contact management software programs, e-commerce solutions and other products that compete with a portion of our unified service offerings. We believe that we compete successfully against these companies because Kintera Sphere provides highly innovative features that have been specifically created for the workflow of nonprofit organizations and provide a unified, database driven system. Finally, there are other companies that offer integrated software solutions designed to address the needs of nonprofit organizations. We believe that we compete effectively against these companies due to our technically advanced product, our track record with leading nonprofit organizations and our reputation for being the innovator in the field.

We believe that the principal competitive factors in our market include service features, integration, reliability, security, price, ease of use, installation, maintenance and upgrades. We believe that we compete favorably with respect to all of these factors.

Employees

As of February 28, 2005, we had 473 employees, including 79 in finance/administration, 241 in sales, marketing and customer support, and 153 in product development and support. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Available Information

We file reports with the Securities and Exchange Commission (“SEC”). We make available on our website under “Investor Relations/SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.kintera.com. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Executive Officers

Our executive officers and their ages as of December 31, 2004 were as follows:

Harry E. Gruber, M.D., 52, co-founded Kintera and has served as our President, Chief Executive Officer and Chairman of the Board of Directors since 2000. Prior to founding Kintera, Dr. Gruber co-founded INTERVU Inc., a publicly held Internet video and audio delivery company, where he served as the Chief Executive Officer from 1995 to 2000, and which was acquired by Akamai Technologies, Inc. in 2000. In 1986, Dr. Gruber founded Gensia Pharmaceuticals, Inc. (subsequently known as SICOR Inc. which was acquired by Teva Pharmaceutical Industries Ltd.) and served as the Vice President, Research of the publicly held biotechnology firm from its inception until 1995. Dr. Gruber was also the founder of two additional public companies: Aramed, Inc., a central nervous system drug discovery company, and Viagene, Inc., a gene therapy company, which was acquired by Chiron Corporation. After completing his training in Internal Medicine, Rheumatology and Biochemical Genetics, Dr. Gruber served on the faculty at the University of California, San Diego from 1977 until 1986. In addition to serving as Chairman of the Board of Directors of Kintera, Dr. Gruber currently is a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania, a member of the University of Pennsylvania Medical School Medical Alumni Leadership Council, a board member of the San Diego Regional Chamber of Commerce Foundation, High Tech High, San Diego and an advisory board member of KPBS and previously served on the UCSD Foundation Board of Directors where he headed the development committee. He is the author of over 100 original scientific articles and an inventor of 33 issued and numerous pending patents. Dr. Gruber holds a B.A. and an M.D. from the University of Pennsylvania.

Dennis N. Berman, 54, co-founded Kintera and has served as our Executive Vice President, Corporate Development and Vice Chairman of the Board of Directors since 2000. Prior to founding Kintera, Mr. Berman was Vice President of Corporate Development of INTERVU Inc. from 1999 to 2000, where he oversaw strategic alliances and financings. From 1978 to 1985, Mr. Berman was a law partner and law associate of Fred Adler, a New York City venture capitalist. He has represented technology companies, venture capitalists and underwriters in numerous public and private equity financings. In addition, he has represented national nonprofit organizations in numerous financings. Mr. Berman holds a B.A. from the University of Pennsylvania and a B.S. from The Wharton School at the University of Pennsylvania. Mr. Berman also holds a General Course Certificate from the London School of Economics and received his J.D. from Harvard Law School.

Allen B. Gruber, M.D., 49, co-founded Kintera and served as Kintera’s initial President. Dr. Gruber has served as Executive Vice President, Operations and a director of Kintera since 2000. Prior to founding Kintera, Dr. Gruber was a practicing physician specializing in Neurology from 1989 to 1999. Dr. Gruber was also the initial seed investor in INTERVU Inc. and served as a member of its Board of Directors from 1995 until 1996. Dr. Gruber is board certified by the American Board of Neurology and Psychiatry (Neurology) and has served on the faculty of the University of Texas Health Science Center in San Antonio, Texas. Dr. Gruber worked with the Muscular Dystrophy Association as a Clinic Director and volunteer and has held various positions with hospitals and health insurance companies. He is on the Board of Directors of the National Multiple Sclerosis Society in

San Diego, California and is a member of Institute of Electrical and Electronics Engineers and the American Academy of Neurology. Dr. Gruber holds a B.A. from the University of Pennsylvania and received his M.D. from the University of Pennsylvania.

James A. Rotherham, C.P.A., 40, joined Kintera as Chief Financial Officer in 2001. Prior to joining Kintera, Mr. Rotherham was Chief Financial Officer of Copiers Now, Inc. from 2000 until 2001. Mr. Rotherham was Chief Financial Officer of Epidemic Marketing, Inc. from 1999 to 2000. Mr. Rotherham was employed by the accounting firm Ernst & Young LLP from 1986 until 1999, where he worked extensively with venture capital-backed companies and public companies in the Internet, software, telecommunications and biotechnology industries. As a Senior Manager at Ernst & Young, Mr. Rotherham worked on numerous public offerings of securities and assisted Ernst & Young’s local nonprofit clients. Mr. Rotherham holds a B.S. from The Wharton School at the University of Pennsylvania.

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

Risks Related to Our Business

Because we have a limited operating history, it is difficult to evaluate our prospects.

We incorporated in February 2000 and first achieved meaningful revenues in 2001. As a result, we will encounter risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. These risks include the following:

•	we may not increase our sales to our existing customers and expand our customer base;

•	fees related to Kintera Sphere are our principal source of revenues, and we may not successfully introduce new services and enhance existing services of Kintera Sphere;

•	we may not successfully expand our sales and marketing efforts;

•	we may not attract and retain key sales, technical and management personnel; and

•	we may not effectively manage our anticipated growth.

In addition, because of our limited operating history and the early stage of the market for online fundraising solutions, we have limited insight into trends that may emerge and affect our business.

We have a history of losses, and we may not achieve or maintain profitability.

We have experienced operating and net losses in each fiscal quarter since our inception, and as of December 31, 2004, we had an accumulated deficit of $53.1 million. We incurred net losses of $19.2 million for the year ended December 31, 2004, $9.9 million for the year ended December 31, 2003 and $9.4 million for the year ended December 31, 2002. We will need to increase revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We also may fail to accurately estimate our increased operating expenses as we grow. If our operating expenses exceed our expectations, our financial performance will be adversely affected.

Our operating results have fluctuated and may fluctuate significantly, and these fluctuations may cause our stock price to fall.

Our operating results have varied significantly in the past and may vary in the future as the result of fluctuations in our revenues and operating expenses. For example, our revenues increased from $8.0 million for the year ended December 31, 2003 to $23.7 million for the year ended December 31, 2004 and our net loss increased from $9.9 million for the year ended December 31, 2003 to $19.2 million for the year ended December 31, 2004. We expect that our operating expenses may increase in the future as we expand our selling and marketing activities and hire additional personnel. Our revenues in any period depend substantially on the number and size of donations that we process in that period for customer sponsored fundraising events. As a result, it is possible that in some future periods, our revenues may not meet our expectations or, due to our increased expense levels, our results of operations may be below the expectations of current or potential investors. If this occurs, the price of our common stock may decline.

Recent acquisitions and potential future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources, which could prevent us from properly servicing and maintaining customer relationships.

Acquisitions have been an important part of our development to date. During 2004, we completed acquisitions of several complementary businesses, including Prospect Information Network, Carol/Trevelyan Strategy Group (CTSG), BNW, Inc., Kindmark, Inc., Kamtech, Inc., Giving Capital, Inc. and American Fundware Holding Company, Inc. We are in the process of integrating their operations with ours and finalizing the purchase price allocation for each of these acquisitions. We cannot assure you that we will succeed in completing these integration efforts on a timely basis, or at all. As part of our business strategy, we may acquire companies, services and technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with important customer contacts or otherwise offer growth opportunities. Acquisitions and investments involve numerous risks, including:

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

We have focused on selling our Kintera Sphere solution to nonprofit organizations in the health, human services, religion and education sectors. Based on our experience, we believe that many nonprofit organizations in all nonprofit sectors are still unaware of the benefits that can be achieved through the use of Kintera Sphere. We intend to commit significant resources to promote awareness of Kintera Sphere, but we cannot assure you that we will be successful in this effort. Developing and maintaining awareness of Kintera Sphere is important to our success. If we fail to successfully promote Kintera Sphere, our financial condition could suffer.

We have also begun, and intend to continue, to market Kintera Sphere to nonprofit organizations in additional nonprofit sectors. Organizations in these other sectors may not rely on special events or be as willing to purchase our solutions as health and human services nonprofit organizations. If we are unable to increase awareness of Kintera Sphere and expand sales to other sectors of the nonprofit industry, our revenue may not increase as we expect.

Any failure to manage and accurately account for large amounts of donations we process could diminish the use of Kintera Sphere, which may prevent or delay our becoming profitable.

Our ability to manage and account accurately for the online donations we process requires a high level of process controls. We have a limited operating history in maintaining these process controls. As our business continues to grow, we must monitor our process controls to ensure they are effective. Our success requires significant customer and donor confidence in our ability to handle large and growing donation volumes and amounts. Any failure to maintain necessary controls or to accurately manage online donations could severely diminish nonprofit organizations’ and donors’ use of Kintera Sphere.

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

If we were found subject to or in violation of any laws or regulations, including those governing privacy or electronic fund transfers, we could be subject to liability or forced to change our business practices.

It is possible that the payment processing component of Kintera Sphere is subject to various governmental regulations. In addition, we may be subject to the privacy provisions of the Gramm-Leach-Bliley Act and related regulations. Pending and enacted legislation regarding fundraising activities in the United States may also restrict further our information gathering, contracting and disclosure practices, for example, by requiring us to comply with extensive and costly registration, reporting or disclosure requirements. Existing and potential future privacy laws may limit our ability to develop new products and services that make use of data gathered through our service. The provisions of these laws and related regulations are complicated, and we do not have extensive experience with these laws and related regulations. Even technical violations of these laws can result in penalties that are assessed for each non-compliant transaction. Given the high volumes of transactions we process, if we were found to be subject to and in violation of any of these laws or regulations, our business would suffer and we would likely have to change our business practices. In addition, these laws and regulations could impose significant compliance costs on us and make it more difficult for donors to make online donations.

System failure could harm our reputation and reduce the use of Kintera Sphere by nonprofit organizations, which could cause our revenues and operating results to decline.

If nonprofit organizations believe Kintera Sphere to be unreliable, they will be unlikely to use Kintera Sphere which will harm our revenue and profits. Our systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, equipment failures, electronic virus or worm attacks and similar events. They also could be subject to break-ins, sabotage and intentional acts of vandalism. Our business interruption insurance may not be sufficient to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities could result in interruptions in our services. Interruptions in our service could harm our reputation and reduce our revenues and profits.

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

We have derived the substantial majority of our historical revenues from fees paid by nonprofit organizations related to their use of Kintera Sphere, and we anticipate that Kintera Sphere will continue to account for the substantial portion of our revenues in future periods. The fees we receive for Kintera Sphere include upfront fees that nonprofit organizations pay for the right to access to Kintera Sphere. We recognize revenue from the upfront service fees over the term of the contract, which is typically one year or more. As a result, a portion of our revenues in each quarter is deferred revenue from contracts entered into and paid for during previous quarters. Because of this deferred revenue, the revenues we report in any quarter or series of quarters may mask downturns in sales and the market acceptance of Kintera Sphere.

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

Recent changes to accounting standards could cause us to record significant compensation expense and could significantly reduce our earnings in future periods.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” or SFAS 123R. SFAS 123R would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective for us as of July 1, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. We will adopt the standard as of the effective date of SFAS 123 and its implementation by us could have a material impact on our consolidated financial position, results of operations and cash flows.

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

To execute our growth plan, we need to significantly increase the size of our sales force and software development staff. To successfully meet our objectives, we must attract and retain highly qualified sales and software development personnel with specialized skill sets focused on the nonprofit industry. Competition for qualified sales and software development personnel can be intense, and we cannot assure you that we will be successful in attracting and retaining them. The pool of qualified personnel with experience working with or selling to non profit organizations is limited. Our ability to expand our sales team will depend on our ability to recruit, train and retain top quality people with advanced skills who understand sales to nonprofit organizations. Because the sale of online fund raising solutions is still relatively new, there is a shortage of sales personnel with the experience we need. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for our business. In addition, it takes time for our new sales personnel to become productive, particularly with respect to obtaining major customer accounts. In many cases, newly hired sales personnel are unable to develop their skills rapidly enough, which results in a relatively high turnover rate and a corresponding increased need to make continual new hires. If we are unable to hire or retain qualified sales and software development personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity slower than anticipated, it would be more difficult for us to sell our solution, and we may experience a shortfall in revenues and not achieve our planned growth.

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

In the past, we have competed with these companies by focusing on and committing significant resources to promote awareness of Kintera Sphere to nonprofit organizations in the health, human services, religion and education sectors, and by developing features to better meet the needs of our customers. However, the companies we compete with may have greater financial, technical and marketing resources, generate greater revenues and better name recognition than we do. These competitive pressures could cause our revenues and market share to decline.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and establish our Kintera Sphere brand.

Our success and ability to compete depend in part on our internally developed technology and software applications. We rely on patent, trademark, copyright and trade secret laws and restrictions in the United States and other jurisdictions, together with contractual restrictions on our employees, strategic partners and customers, to protect our proprietary rights. Any of our trademarks may be challenged by others or invalidated through administrative process or litigation. We currently have three issued patents, one patent pending and waiting issuance and 18 additional patent applications pending in the United States. We may not be successful in obtaining these pending patents, and we may be unable to obtain additional patent protection in the future. In addition, any issued patents may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our solution is available. As a result, we cannot assure you that our means of protecting our proprietary rights will be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our revenues and prospects for growth.

Risks Related to the Securities Markets and Ownership of Our Common Stock

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

Our publicly-filed reports are reviewed from time to time by the SEC and any significant changes or amendments required as a result a of any such review may result in material liability to us and may have a material adverse impact on the trading price of our common stock.

The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements, and the SEC is required to undertake a comprehensive review of a company’s reports at least once every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply, in all material respects with the published rules and regulations of the SEC, we could be required to modify, amend or reformulate information contained in prior filings as a result of an SEC review. Any modification, amendment or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our common stock.

Because of their significant stock ownership, some of our existing stockholders will be able to exert control over us and our significant corporate decisions.

Our executive officers, directors and their affiliates own, in the aggregate, approximately 35.9% of our outstanding common stock. As a result, these persons, acting together, have the ability to exercise significant influence the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Our capital requirements will depend on many factors, including:

•	acceptance of, and demand for, Kintera Sphere, FundWare and our other product and service offerings;

•	the costs of developing new products, services or technology;

•	the extent to which we invest in new technology and product development;

•	the number and timing of acquisitions (if any) and other strategic transactions; and

•	the costs associated with the growth of our business, if any.

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

Our certificate of incorporation, as amended, and our bylaws, as amended, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. In addition, our certificate of incorporation, as amended, and our bylaws, as amended, provide that our board of directors is classified into three classes of directors, with each class elected at a separate election. The existence of a staggered board could delay a potential acquiror from obtaining majority control of our board, and thus deter potential acquisitions that might otherwise provide our stockholders with a premium over the then current market price for their shares.

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

Item 2.  Properties

We lease approximately 20,477 square feet in San Diego, California, for our corporate headquarters and principal offices. We also lease space in: Denver, Colorado; Daytona Beach, Florida; Washington, D.C.; Eugene, Oregon; New York, New York; Philadelphia, Pennsylvania; San Francisco, California and Poolesville, Maryland.

We believe that our facilities will be suitable and adequate for the present purposes, and that the productive capacity in such facilities is substantially being utilized.

Item 3.  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of this Annual Report, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the Nasdaq National Market under the symbol “KNTA” since December 19, 2003. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low sales prices on the National Market of the common stock for the periods indicated, as reported by Nasdaq.

	Common Stock Price
	High ($)	Low ($)
Fiscal Year 2003
Fourth Quarter 2003 (from December 19, 2003)	$12.90	$7.91
Fiscal Year 2004
First Quarter 2004	$18.00	$9.70
Second Quarter 2004	$17.73	$7.00
Third Quarter 2004	$10.85	$5.25
Fourth Quarter 2004	$10.67	$6.18

As of February 28, 2005, there were 365 holders of record of our common stock. On February 28, 2005, the last sale price reported on the Nasdaq National Market for our common stock was $6.93 per share.

Dividend Policy

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the period covered by this Annual Report, other than those previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

As of December 31, 2004, we had used approximately $2.4 million of the net proceeds of the offering for purchases of property and equipment, approximately $13.3 million for acquisitions of other businesses and approximately $6.7 million for working capital. The proceeds used for working capital included regular compensation for officers and directors. The balance of the proceeds was used to fund our operations in 2004. The use of proceeds does not represent a material change from the use of proceeds described in the prospectus.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fiscal quarter ended December 31, 2004.

Item 6.  Selected Consolidated Financial Data

The consolidated statements of operations data for the period from February 8, 2000 (inception) to December 31, 2000 and for the year ended December 31, 2001 and the consolidated balance sheet data as of December 31, 2001 and 2002 are derived from our audited consolidated financial statements not included in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2002, 2003 and 2004, and the consolidated balance sheet data as of December 31, 2003 and 2004 are derived from our audited consolidated financial statements which have been audited by Ernst & Young LLP, Independent Registered Public Accounting Firm, and are included elsewhere in this Annual Report. Historical results are not indicative of future results. The selected financial data set forth below contains only a portion of our financial statements, and should be read in conjunction with the consolidated financial statements and related Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. In particular, see Note 1 to our consolidated financial statements for an explanation of the calculations of earnings per share and per share amounts.

	Period from February 8, 2000 (inception) to December 31, 2000	Years Ended December 31,
		2001	2002	2003	2004
Consolidated Statements of Operations Data (in thousands, except per share data):
Net revenues	$24	$287	$1,933	$7,490	$23,717
Revenue from related party	—	—	—	475	—

Total net revenues	24	287	1,933	7,965	23,717
Cost of revenues	7	46	323	1,386	5,868

Gross profit	17	241	1,610	6,579	17,849

Sales and marketing	516	9,045	6,038	7,863	16,584
Product development and support	768	2,433	2,465	3,467	7,656
General and administrative	949	1,485	1,989	2,256	8,228
Stock-based compensation(1)	—	—	551	2,846	5,001

Total operating expenses	2,233	12,963	11,043	16,432	37,469

Loss from operations	(2,216)	(12,722)	(9,433)	(9,853)	(19,620)
Interest income and other	115	284	17	(19)	383

Net loss	$(2,101)	$(12,438)	$(9,416)	$(9,872)	$(19,237)

Earnings (loss) per common share
Basic and diluted	$(2.08)	$(3.86)	$(1.44)	$(0.97)	$(0.77)

Number of shares used in per share computations
Basic and diluted	1,008	3,223	6,545	10,160	25,122

	As of December 31,
Consolidated Balance Sheet Data (in thousands):	2001	2002	2003	2004
Cash, cash equivalents and short-term investments	$2,445	$3,377	$38,672	$50,246
Total assets	$5,377	$5,637	$47,757	$86,938
Line of credit, net of current portion	$—	$—	$—	$—
Total stockholders’ equity	$4,426	$3,764	$42,154	$68,587

(1)	There was no stock-based compensation for the period from February 8, 2000 (inception) to December 31, 2000 and for the year ended December 31, 2001. Stock-based compensation for the years ended December 31, 2002, 2003 and 2004 includes the following:

	Year Ended December 31,
(in thousands)	2002	2003	2004
Sales and marketing	$369	$1,668	$3,266
Product development and support	$170	$817	$852
General and administrative	$12	$362	$883

	$551	$2,847	$5,001

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an innovative provider of software that enable nonprofit organizations to use the Internet to increase donations, reduce fundraising costs, improve operations and build awareness and affinity for their causes by bringing employees, volunteers and donors together in online, interactive communities. Our flagship product, Kintera Sphere, is managed as a single system and offered to nonprofit organizations as a service accessed with a web browser. We were incorporated in the State of Delaware in February 2000 and launched our service in the first quarter of 2001. Nonprofit organizations pay Kintera service fees for access to Kintera Sphere and transaction-based fees tied to the donations and purchases.

Since inception, we have significantly increased our revenues through a combination of factors, including (i) obtaining new customers, (ii) expanding existing customer relationships, (iii) acquiring complementary businesses, (iv) expanding the features of Kintera Sphere, (v) increasing the number and amount of donations we process that result in transaction-based fees and (vi) offering new and improved products and services. Although our revenues have increased substantially in recent periods, we have experienced significant net losses and negative cash flows from operations in each fiscal period since inception, and as of December 31, 2004, we had an accumulated deficit of $53.1 million.

We have derived the majority of our historical revenues from fees paid by nonprofit organizations related to their use of Kintera Sphere, and we anticipate that fees related to Kintera Sphere will account for the majority of our revenues in future periods. The fees we receive for Kintera Sphere include upfront and monthly service fees that nonprofit organizations pay for access to Kintera Sphere as well as transaction-based fees tied to donations and purchases we process. We also generate revenues from our services offerings for wealth profiling and screening, advocacy campaigns and directed giving as well as from licenses of our accounting software.

We derive a significant amount of our Kintera Sphere revenues from upfront service fees, which are deferred and recognized as revenue over the entire term of our contracts. Conversely, we recognize the operating expenses associated with generation of revenues from upfront service fees as they are incurred. Our operating expenses continue to increase as we expand our selling and marketing efforts and administrative infrastructure to support increased sales that we will recognize as revenue in subsequent periods. We anticipate that our operating expenses will continue to grow in the near term. As a result, because of the deferral of recognition of a portion of our revenues, our revenues and operating results will not increase at the same rate as our operating expenses incurred to support revenue recognized in future periods.

Our wealth profiling business provides a prospect-screening tool designed for the fundraising community to find, profile, monitor, and dynamically rank the wealth in a nonprofit organization’s prospect database. We recognize revenues from the wealth profiling business from primarily three sources: (1) software licensing; (2) post consumer support services of the software licenses; and (3) consulting services and related data processing fees. Our awareness campaign business specializes in melding offline and online strategies and tools to build membership, affinity and impact for nonprofit organizations, political campaigns and unions. We recognize revenue from the awareness campaign business from primarily five sources: (1) software licensing; (2) website development and customization; (3) messaging services (email/fax); and (4) consulting services. Through our FundWare business, we derive revenue from license fees for the FundWare accounting software package, as well as related product support, professional services, outsourced payroll services and transaction fees.

We currently market Kintera Sphere and our other products and services through a direct sales force that includes personnel located in our corporate headquarters and throughout the United States. We also market and sell our FundWare products and services through a value added reseller network. As of December 31, 2004, we have over 15,000 nonprofit customer accounts. Our customers include health organizations, educational institutions, religious institutions, professional associations, political organizations, civic organizations and other charities, at both a local and national level. A small group of nonprofit organizations in each fiscal period may account for a large portion of our revenues. The significance of a particular customer or group of customers in a given period will depend on the nature and size of their fundraising events in that period as well as the scope of their use of Kintera Sphere. To continue our revenue growth, we must both obtain new customers and expand our existing customer relationships through usage of Kintera Sphere.

Completion of Acquisitions in 2004

In February, 2004, we completed the acquisition of Prospect Information Network, LLC (“PIN”), a provider of software, services and data for data screening services for nonprofit organizations. PIN’s services enable fundraisers to more efficiently identify, profile, monitor and rank the wealth of prospects in their database. As consideration for all of the membership interests of PIN, we issued approximately 219,000 shares of restricted common stock. Additional shares of common stock may be issued to the members of PIN if the revenue generated from PIN’s business during the year following the closing of the transaction meets certain targets. Up to 336,000 additional shares of common stock are being held in escrow and will be released to the members of PIN if the revenue generated from PIN’s business during the year following the closing of the transaction meets certain targets. The options are subject to vesting, and some of the shares issued to the PIN members are being held in escrow to secure the obligations of PIN and its members under the purchase agreement.

In March 2004, we completed the acquisition of Carol/Trevelyan Strategy Group (“CTSG”), a provider of online advocacy solutions. CTSG’s services enable customers to meld offline and online strategies and tools to build membership, affinity and impact for nonprofit organizations, political campaigns and unions. We issued approximately 331,000 shares of restricted common stock and paid $250,000 in cash to acquire CTSG. Up to 93,000 additional shares of common stock are being held in escrow and will be released if the revenue generated from CTSG’s business during the year following the closing of the transaction meets certain targets. In addition, some of the shares issued are being held in escrow to secure the obligations of CTSG and its stockholders.

In June 2004, we completed the acquisition of BNW, Inc. (“BNW”), a provider of recreational/athletic facilities management software. BNW’s services were designed specifically for colleges, universities and community centers like the YMCA. We issued approximately 22,000 shares of restricted common stock and paid $281,000 in cash to acquire BNW. Up to 105,000 additional shares of common stock are being held in escrow and will be released if the revenue generated from BNW’s business during the year following the closing of the transaction meets certain targets. In addition, some of the shares issued are being held in escrow to secure the obligations of BNW and its stockholders.

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

In December 2004, we completed the acquisition of American Fundware Holding Company, Inc. (“Fundware”), a provider of accounting software for nonprofit organizations and governments. We paid $11.0 million in cash.

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

Sales and marketing expenses consist primarily of salaries, commissions, benefits and related expenses of personnel engaged in selling, marketing and customer support functions as well as public relations, advertising and promotional costs. As we expand our sales and marketing force, we expect sales and marketing expenses to increase significantly due to new personnel expenses in 2005.

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

We had 443 employees as of December 31, 2004 and intend to hire a significant number of employees in the future. This expansion will likely place significant demands on our management and operational resources. To manage rapid growth and increased customer demand for our service, we must continue to invest in and implement additional operational systems, procedures and controls.

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

Revenue Recognition.  We derive revenues from fees paid by nonprofit organizations related to their use of Kintera Sphere as well as from our services offerings for wealth profiling and screening, advocacy campaigns and directed giving, from licenses of our prepackaged accounting software and from multiple element arrangements that may include any combination of these items.

For arrangements with multiple elements, we allocate revenues to each element of the transaction based upon its fair value. Fair value for all elements of an arrangement is determined when the delivered items have value to the customer on a stand-alone basis, evidence of the fair value of the undelivered items exists based on the price of regular sales on a stand-alone basis, and delivery or performance of the undelivered items is considered probable and substantially in our control. Items are considered to have stand alone value if we have sold that item separately on a regular basis in the past. When the fair value of a delivered element has not been established or we are unable to establish stand-alone value, as currently is the case for the upfront payments for activation, maintenance, and use of Kintera Sphere, the revenues for the elements are recognized on a straight-line basis over the entire term of the contract.

To date, our arrangements that contain multiple elements have been contracts that include upfront payments for activation, monthly fees for the maintenance and use of our software and transaction fees tied to the donations and purchases that we process. Revenue associated with the upfront payments is deferred and recognized on a straight-line basis over the entire term of the contract which in general range from twelve to thirty-six months. Revenue related to monthly maintenance and transaction fees for donations made through the website are recognized as services are provided. Credit card fees directly associated with processing customer donations and billed to customers are excluded from revenues in accordance with Emerging Issues Task Force (“EITF”) consensus on Issue No. 99-19. Reporting Revenue Gross as a Principal verses Net as an Agent.

We receive revenues related to Kintera Sphere for upfront fees, monthly maintenance fees and transaction fees tied to the donations and purchases that we process. We recognize revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (upon contract signing or receipt of an authorized purchase order from the customer); (2) delivery has occurred (upon performance of services in accordance with contract specifications); (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties (credit terms extending beyond twelve months or significantly longer than is customary are deemed not to be fixed and determinable); and (4) collection is reasonably assured (there are no indicators of non-payment based upon history with the customer and/or upon completion of credit procedures, if completed). Billings made or payments received in advance of providing services are deferred until the period these services are provided.

We recognize revenues from wealth profiling and screening services from primarily three sources: (1) software licensing; (2) post consumer support services of the software licenses; and (3) consulting services and related data processing fees. Revenue is recognized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition. Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred at the customer’s location, the fee is fixed or determinable and collection is probable. We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and vendor-specific objective evidence (“VSOE”) of the fair value of all undelivered elements exists. VSOE of fair value is based on the normal pricing practices for those products and services when sold separately and customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

We recognize revenue from our advocacy campaign services from primarily five sources: (1) software licensing; (2) website development and customization; (3) messaging services (email/fax); and (4) consulting services. Revenue is recognized in accordance with SOP 97-2, Software Revenue Recognition. Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, fees from the arrangement are fixed or determinable, and collection is probable. We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. VSOE of fair value is based on the normal pricing practices for those products and services when sold separately and customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

We recognize revenue from licenses of our FundWare software products and related services in accordance with SOP 97-2, Software Revenue Recognition, as modified by SOP 98-9. For other offerings, we follow Staff

Accounting Bulletin No. 104, Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists; the product has been shipped or the service has been performed or, in the case of certain agreements, when the products are delivered to resellers; the fee is fixed or determinable and collectibility is probable. We offer technical support plans and recognize support revenue over the life of the plan. Other revenue in the FundWare business consists primarily of revenue from revenue-sharing arrangements with third-party service providers and from online advertising agreements. Transaction fees are recognized from revenue-sharing arrangements as end-user sales are reported to us by these partners. Revenue from online advertising agreements is recognized as the lesser of when the advertisements are published or pro rata based on the contractual time period. For arrangements where undelivered services are essential to the functionality of delivered software, we recognize both the product license revenues and service revenues under the percentage of completion contract method in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. To date, license and service revenues recognized pursuant to SOP 81-1 have not been significant.

In accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product, we account for cash consideration (such as sales incentives) that is given to customers or resellers as a reduction of revenue rather than as an operating expense unless we receive a benefit that can be identified and for which the fair value can be reasonably estimated.

Software licenses are sold together with consulting services in our wealth profiling, advocacy campaign businesses and FundWare software products. When this occurs, license fees are recognized upon delivery provided that the revenue recognition criteria discussed above are met. The more significant factors considered in determining whether revenues should be accounted for separately include the nature of the services (i.e., consideration as to whether services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the recognition of the software license fee. Payment of the license fees is not dependent upon the performance of the services, and the services do not provide significant customization or modification of the software products and are not essential to the functionality of the software that was delivered. For arrangements with services that are essential to the functionality of the software, the license and related service revenues are recognized upon completion of the delivery of the license and the services with the residual method utilized for the remaining elements in the contract.

If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due. If at the outset of an arrangement we determine that collectibility is not probable, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment. Revenues from post-contract customer support services, such as software maintenance, are recognized on a straight-line basis over the term of the support period. The majority of software maintenance agreements provide technical support as well as unspecified software product upgrades and releases when and if made available during the term of the support period.

Advertising barter transactions are recorded at the lesser of estimated fair value of the advertising received or given in accordance with the provisions of EITF Issue No. 99-17, Accounting for Barter Transactions. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Revenues for non-advertising barter transactions are recognized at the estimated fair value when the advertising spots received under such contracts are either used or sold to third parties.

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

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to other intangible assets impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

We also assess the impairment of our long-lived assets when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. An impairment charge is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying value of the asset. An impairment charge would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset being evaluated for impairment. Any resulting impairment charge could have an adverse impact on our results of operations.

Accounting for Software Development Costs.  We account for Internal Use Software Development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In accordance with SOP 98-1, costs to develop internal use computer software during the application development stage are capitalized. Internal use capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in depreciation and amortization. It is possible that estimated total product revenues, the estimated economic life of the product, or both, will be reduced in the future. As a result, the carrying amount of capitalized software costs may be reduced in the future, which could cause our operating results in future periods to be adversely affected. For the years ended December 31, 2002, 2003 and 2004, we capitalized $0, $0 and $435,000 in internally developed internal use software, respectively.

We account for the development cost of software that is marketed to customers in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when software has completed a detail program design for its intended use. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in depreciation and amortization. It is possible that estimated total product revenues, the estimated economic life of the product, or both, will be reduced in the future. As a result, the carrying amount of capitalized software costs may be reduced in the future, which could cause our operating results in future periods to be adversely affected. We periodically review the software that has been capitalized for impairment. For the years ended December 31, 2002, 2003 and 2004, we capitalized $0, $0 and $1,653,000 in internally developed software to be sold, leased or otherwise marketed, respectively.

Accounting for Deferred Stock-based Compensation.  In connection with the grant of stock options during the years ended December 31, 2003 and 2004, we recorded $11.7 million and $5.1 million in deferred stock-based compensation within stockholders’ equity, respectively. These options were considered compensatory because the deemed fair value of the underlying common stock for financial reporting purposes was greater than the exercise prices determined by the board of directors on the date of grant. The determination of the fair value prior to the Company’s initial public offering of the underlying shares of common stock involves subjective judgment and the consideration of a variety of factors, including the prices obtained in private placement transactions of other equity securities, and as a result the amount of the compensatory charge is not based on an objective measure such as the trading price of the common stock since there was no public market for our common stock prior to December 19, 2003. As of December 31, 2004, we had an aggregate of $10.1 million of deferred stock-based compensation remaining to be amortized. This deferred compensation balance will be amortized as follows: $4.4 million in 2005; $4.1 million in 2006; and $1.6 million in 2007. We are amortizing the deferred compensation on a straight-line basis over the vesting period of the related options, which is generally four years. The amount of stock-based compensation amortization actually recognized in future periods could decrease if options for which accrued but unvested deferred compensation has been recorded are forfeited.

Accounting for Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of December 31, 2003 and 2004, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and research and development tax credits, before they expire. As a result, we have provided a full valuation allowance on our net deferred tax assets on our balance sheet as of December 31, 2004.

Results of Operations

Comparison of Years Ended December 31, 2004, 2003 and 2002

Revenue.  Revenue increased from $1.9 million for 2002 to $8.0 million for 2003, which includes $0.5 million in revenue from a related party. Revenue increased to $23.7 million for 2004. The revenues for the periods broke down as follows:

	For the twelve months ended December 31,
	2004	2003	2002
Transaction and data processing fees	$10,797,000	$4,431,000	$937,000
Monthly service fees	8,982,000	2,354,000	720,000
Amortization of upfront fees	3,420,000	1,180,000	276,000
Other	518,000	—	—

Total	$23,717,000	$7,965,000	$1,933,000

The increase of $15.8 million in revenue from 2003 to 2004 was due to a number of factors, including an increase in transaction based fees (approximately $6.4 million) from an increase in the number of events and data records screened from both new and existing customers, increased monthly maintenance (approximately $6.6 million) from both new and existing customers, increased amortization of upfront fees (approximately $2.2 million), and other ($0.5 million).

The increase in revenue from 2002 to 2003 was due to a number of factors, including an increase in transaction based fees (approximately $3.5 million) from an increase in the number of events from both new and existing customers, increased monthly maintenance ($1.7 million, including approximately $0.3 million in maintenance fees associated with the acquisition of H2O Networks, Inc.), amortization of upfront fees (approximately $0.9 million), and increased Masterplanner revenue of approximately $0.3 million due primarily to the expansion into the San Diego market.

Revenue from a related party totaled $0.5 million for the year ended December 31, 2003. This revenue was from a single customer and was classified as related party revenue as the executive management of the customer is a family relative of an executive officer of Kintera.

Cost of Revenues.  Cost of revenues increased from $0.3 million in 2002 to $1.4 million in 2003 to $5.9 million in 2004. During 2004, these increases were due primarily to the addition of personnel in the area of operations and database management to support customer growth. In 2003, these increases were due primarily to expenses incurred in connection with servicing customer and revenue growth.

Sales and Marketing.  Sales and marketing expenses increased from $6.0 million in 2002 to $7.9 million in 2003 and to $16.6 million in 2004. The increase was due primarily to the expansion of our sales force and customer support staff (approximately $1.1 million in 2003 and $7.6 million in 2004) and increased commission expenses due to higher revenue levels (approximately $0.7 million in 2003 and $1.3 million in 2004).

Product Development and Support.  Product development and support expenses increased from $2.5 million in 2002 to $3.5 million in 2003 and to $7.7 million in 2004. These increases were primarily due to expenses related to increased headcount to support the development efforts for enhancements to Kintera Sphere features and integration of new technologies.

General and Administrative.  General and administrative expenses increased from $2.0 million in 2002 to $2.3 million in 2003 and to $8.2 million in 2004. These increases were due primarily to increased staffing, and costs associated with being a public company including, but not limited to, compliance with the requirements of the Sarbanes-Oxley Act of 2002.

Liquidity and Capital Resources

We have historically funded our operations principally through sales of equity securities. In December 2003, we completed our initial public offering and received net proceeds of $36.1 million, including $4.9 million from the exercise of the underwriters’ over allotment option. In July 2004, we sold 2,500,000 shares of our common stock in a private placement at a price of $8.00 per share for net proceeds of approximately $18.5 million. We completed another private placement in December 2004 and sold 2,500,000 shares of common stock at a price of $7.00 per share for net proceeds of approximately $16.3 million. At December 31, 2004 and 2003, we had cash, cash equivalents and short-term investments totaling approximately $50.2 million and $38.7 million, respectively.

Net cash used in operating activities was $6.8 million, $5.6 million, and $7.8 million for the years ended December 31, 2004, 2003, and 2002, respectively, primarily to fund operating losses.

Net cash used in investing activities was $46.4 million for the year ended December 31, 2004, primarily as a result of purchases of marketable securities (approximately $47.5 million), purchases of property and equipment (approximately $2.4 million), acquisition costs related to the acquisition of Fundware (approximately $11.1 million), other acquisition costs ($2.2 million), additions to developed software (approximately $2.0 million) and was partially offset by sales of marketable securities and other assets ($18.7 million).

Net cash provided by investing activities was $0.8 million for the year ended December 31, 2003, primarily as a result of the maturity of marketable securities (approximately $2.0 million) partially offset by purchases of property and equipment (approximately $1.0 million) and purchases of marketable securities (approximately $0.2 million).

Net cash used in investing activities was $1.1 million for the year ended December 31, 2002. Total capital expenditures were $0.5 million for the year ended December 31, 2002. These expenditures were primarily related to the purchase of computers and other equipment.

Net cash provided by financing activities was $35.6 million for the year ended December 31, 2004, $42.0 million for the year ended December 31, 2003, and $7.6 million for the year ended December 31, 2002. Net cash provided by financing activities was $35.6 million in 2004, primarily from the sale of common stock to institutional investors in private placements in July and December of 2004. Net cash provided by financing activities in 2003 was primarily from our initial public offering (approximately $36.1 million, net of offering costs) and net proceeds from the sale of preferred stock (approximately $5.5 million).

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

Contractual Obligations

The following summarizes our long-term contractual obligations as of December 31, 2004 (in thousands):

Contractual Obligations	Total	Payments due by period
		Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$3,142	$1,134	$2,008	$—	$—
Other	121	121	—	—	—

Total	$3,263	$1,255	$2,008	$—	$—

Recent Accounting Requirements

In December 2004, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective for the Company as of July 1, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. We will adopt the standard as of the effective date and it is expected to have a material effect on the financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements at December 31, 2004 and 2003 and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Prospect Information Network, LLC, Carol/Trevelyan Strategy Group, BNW, Inc., Kamtech, Inc., Giving Capital, Inc. and American Fundware Holding Company, Inc., each of which was acquired in the year ended December 31, 2004, which are included in the 2004 consolidated financial statements of Kintera, Inc. and constituted $5.6 million and $1.6 million of total assets and net liabilities, respectively, as of December 31, 2004 and $9.6 million and $1.6 million of net sales and operating loss, respectively, for the year then ended. These financial results do not reflect certain integration activities and therefore do not reflect the net revenues, net assets or net losses that would be reported on a stand-alone basis for the acquired entities.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarterly period ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders

Kintera, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” that Kintera, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kintera’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Prospect Information Network, LLC, Carol/Trevelyan Strategy Group, BNW, Inc., Kamtech, Inc., Capital Giving, Inc. and American Fundware Holding Company, Inc., each of which was acquired in the year ended December 31, 2004, which are included in the 2004 consolidated financial statements of Kintera, Inc. and constituted $5.6 million and $1.6 million of total assets and net liabilities, respectively, as of December 31, 2004 and $9.6 million and $1.6 million of net sales and operating loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Kintera, Inc. also did not include an evaluation of the internal control over financial reporting of Prospect Information Network, LLC, Carol/Trevelyan Strategy Group, BNW, Inc., Kamtech, Inc., Capital Giving, Inc. and American Fundware Holding Company, Inc.

In our opinion, management’s assessment that Kintera, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.

Also, in our opinion, Kintera, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Kintera, Inc. and our report dated March 10, 2005 expressed an unqualified opinion thereon.

San Diego, California

March 10, 2005

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The Company has a classified board of directors consisting of three Class I directors (Alfred R. Berkeley III, Dennis N. Berman and Philip Heasley), three Class II directors (Allen B. Gruber, M.D., Robert Korzeniewski and Deborah D. Rieman, Ph.D.) and two Class III directors (Hector Garcia-Molina, Ph.D. and Harry E. Gruber, M.D.) who will serve until the annual meetings of stockholders to be held in 2005, 2006 and 2007, respectively, and until their respective successors are duly elected and qualified. Upon expiration of the term of a class of directors, directors for that class will be elected for three-year terms at the annual meeting of stockholders in the year in which such term expires. Each director’s term is subject to the election and qualification of his successor, or his earlier death, resignation or removal. The name, age (as of February 28, 2005) and position of each of our directors are listed below, together with a brief account of their business experience. Two of our directors, Harry E. Gruber, M.D., and Allen B. Gruber, M.D., are brothers. There are no other family relationships among any of our directors and executive officers.

Name	Age	Position(s)	Director Since
Class I directors:
Alfred R. Berkeley III (1)(3)	60	Director	2003
Dennis N. Berman	54	Executive Vice President, Corporate Development and Vice Chairman of the Board of Directors	2000
Philip Heasley (1)(3)	55	Director	2003

Class II directors:
Allen B. Gruber, M.D.	49	Executive Vice President, Operations and Director	2000
Robert J. Korzeniewski, C.P.A. (1)(2)	48	Director	2003
Deborah D. Rieman, Ph.D. (2)(3)	55	Director	2003

Class III directors:
Harry E. Gruber, M.D.	52	President, Chief Executive Officer and Chairman of the Board of Directors	2000
Hector Garcia-Molina, Ph.D. (2)(3)	51	Director	2003

(1)	Member of audit committee.

(2)	Member of compensation committee.

(3)	Member of nominating and corporate governance committee.

Class I Directors (term expires 2007):

Alfred R. Berkeley III joined Kintera as a Director in September 2003. Mr. Berkeley currently serves as chairman and chief executive officer of Pipeline Trading Systems LCC. Mr. Berkeley also serves as a director of Webex, Inc., Princeton Capital Management Inc. and National Research Exchange, Inc. Mr. Berkeley was appointed Vice Chairman of the Nasdaq Stock Market, Inc. in July 2000 and served through July 2003. Mr. Berkeley had served as President of Nasdaq from 1996 until 2000. From 1972 to 1996, Mr. Berkeley served in a number of capacities at Alex. Brown & Sons, Inc. Most recently, he was Managing Director and Senior Banker in the corporate finance department where he financed computer software and electronic commerce companies. Mr. Berkeley joined Alex. Brown & Sons, Inc. as a research analyst in 1972 and became a general partner in 1983. From 1985 to 1987, he served as Head of Information Services for the firm. Mr. Berkeley served as a Captain in the

United States Air Force from 1968 to 1972. Mr. Berkeley holds a B.A. from the University of Virginia and received his M.B.A. from The Wharton School at the University of Pennsylvania.

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

Philip Heasley joined Kintera as a Director in September 2003. Mr. Heasley is currently President and Chief Executive Officer of Transaction Systems Architects, Inc. From 2003 until 2005, Mr. Heasley served as Chairman and Chief Executive Officer of Paypower LLC. From 2000 until 2003, Mr. Heasley served as Chairman and Chief Executive Officer of First USA Bank, the credit card subsidiary of Bank One Corp. Prior to joining First USA, Mr. Heasley spent 13 years in executive positions at U.S. Bancorp, including six years as Vice Chairman and the last two years as President and Chief Operating Officer. Before joining U.S. Bancorp, Mr. Heasley spent 13 years at Citicorp, including three years as President and Chief Operating Officer of Diners Club, Inc. Mr. Heasley currently serves as a director of Fidelity National Financial, Inc., Ohio Casualty Corporation, Fair Isaac Corporation, Public Radio International and Catholic Charities of Minneapolis and St. Paul. Mr. Heasley was the past Chairman of the Board of Visa USA, serving in that capacity for six years. Mr. Heasley holds a B.A. from Marist College and an M.B.A. from Bernard Baruch Graduate School of Business.

Class II Directors (term expires 2005):

Allen B. Gruber, M.D., co-founded Kintera and served as Kintera’s initial President. Dr. Gruber has served as Executive Vice President, Sales and Marketing and a Director of Kintera since 2000. Prior to founding Kintera, Dr. Gruber was a practicing physician specializing in Neurology from 1989 to 1999. Dr. Gruber was also the initial seed investor in INTERVU Inc. and served as a member of its Board of Directors from 1995 until 1996. Dr. Gruber is board certified by the American Board of Neurology and Psychiatry (Neurology) and has served on the faculty of the University of Texas Health Science Center in San Antonio, Texas. Dr. Gruber worked with the Muscular Dystrophy Association as a Clinic Director and volunteer and has held various positions with hospitals and health insurance companies. He is on the Board of Directors of the National Multiple Sclerosis Society in San Diego, California and is a member of Institute of Electrical and Electronics Engineers and the American Academy of Neurology. Dr. Gruber holds a B.A. from the University of Pennsylvania and received his M.D. from the University of Pennsylvania.

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

Deborah D. Rieman, Ph.D., joined Kintera as a Director in September 2003. Dr. Rieman currently manages a private investment fund. From July 1995 to December 1999, Dr. Rieman was the President and Chief Executive Officer of CheckPoint Software Technologies, Inc., an Internet security software company. Prior to joining CheckPoint, Dr. Rieman held various executive and marketing positions with Adobe Systems Inc., a computer software company, Sun Microsystems Inc., a computer networking company, and Xerox Corporation, a diversified electronics manufacturer. Dr. Rieman also serves as a director of Arbinet Inc., Corning Inc., Keynote Systems, Inc., and Tumbleweed Communications Corporation. Dr. Rieman holds a B.A. from Sarah Lawrence College and received her Ph.D. in mathematics from Columbia University.

Class III Directors (term expires 2006):

Harry E. Gruber, M.D., co-founded Kintera and has served as our President, Chief Executive Officer and Chairman of the Board of Directors since 2000. Prior to founding Kintera, Dr. Gruber co-founded INTERVU Inc., a publicly held Internet video and audio delivery company, where he served as the Chief Executive Officer from 1995 to 2000, and which was acquired by Akamai Technologies, Inc. in 2000. In 1986, Dr. Gruber founded Gensia Pharmaceuticals, Inc. (subsequently known as SICOR Inc. which was acquired by Teva Pharmaceutical Industries Ltd.) and served as the Vice President, Research of the publicly held biotechnology firm from its inception until 1995. Dr. Gruber was also the founder of two additional public companies: Aramed, Inc., a central nervous system drug discovery company, and Viagene, Inc., a gene therapy company, which was acquired by Chiron Corporation. After completing his training in Internal Medicine, Rheumatology and Biochemical Genetics, Dr. Gruber served on the faculty at the University of California, San Diego from 1977 until 1986. In addition to serving as Chairman of the Board of Directors of Kintera, Dr. Gruber currently is a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania, a member of the University of Pennsylvania Medical School Medical Alumni Leadership Council, a board member of the San Diego Regional Chamber of Commerce Foundation, High Tech High, San Diego and an advisory board member of KPBS and previously served on the UCSD Foundation Board of Directors where he headed the development committee. He is the author of over 100 original scientific articles and an inventor of 33 issued and numerous pending patents. Dr. Gruber holds a B.A. and an M.D. from the University of Pennsylvania.

Hector Garcia-Molina, Ph.D., joined Kintera as a member of our Technical Advisory Board and has served as a Director since September 2003. Dr. Garcia-Molina has been the Leonard Bosack and Sandra Lerner Professor in the Departments of Computer Science and Electrical Engineering at Stanford University since October 1995 and has served as Chairman of the Department of Computer Science from January 2001 to December 2004. He has been a professor at Stanford University since January 1992. From August 1994 until December 1997, he was the Director of the Computer Systems Laboratory at Stanford University. Dr. Garcia-Molina also serves on the board of directors of Oracle Corporation. Dr. Garcia-Molina holds a B.S. in Electrical Engineering from the Instituto Tecnologico de Monterrey, Mexico, and received his M.S. in Electrical Engineering and Ph.D. in Computer Science from Stanford University.

Information regarding our executive officers is contained in Item 1 this Annual Report on Form 10-K under the heading “Executive Officers.”

Audit Committee

The board of directors has established an audit committee which is a standing committee of the board of directors. The members of our audit committee are Alfred R. Berkeley III, Philip Heasley, and Robert J. Korzeniewski. Each of the members of the Audit Committee is independent for purposes of the rules of the Nasdaq National Market as they apply to audit committee members. Mr. Korzeniewski is an audit committee financial expert, as defined in the rules of the Securities and Exchange Commission (“SEC”). The audit committee oversees, reviews and evaluates our financial statements, accounting and financial reporting processes, internal control functions and the audits of our financial statements. The audit committee is responsible for the appointment, compensation, retention and oversight of our independent auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Kintera’s executive officers, directors and persons who beneficially own more than 10% of Kintera’s common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish Kintera with copies of all Section 16(a) forms filed by such person.

Based solely on Kintera’s review of such forms furnished to Kintera and written representations from such reporting persons, Kintera believes that all filing requirements applicable to Kintera’s executive officers, directors and more than 10% stockholders were complied with, except that due to an administrative oversight of the company, Mr. Berkeley, Mr. Heasley, Mr. Garcia-Molina, Ms. Rieman and Mr. Korzeniewski each filed one late report with respect to the grant of 25,000 options each to purchase common stock of Kintera on September 26, 2004.

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to all of our employees, officers and directors. The Code of Ethics is available at the Company’s website at http://www.kintera.org.

Item 11.  Executive Compensation

The following table summarizes the compensation paid to or earned by our Chief Executive Officer and our other three most highly compensated executive officers whose total annual salary and bonus during the fiscal year ended December 31, 2004 exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Annual Compensation				Long-Term Compensation	All Other Compensation($)
		Salary ($)		Bonus ($)		Securities Underlying Options(#)
Harry E. Gruber, M.D. President, Chief Executive Officer and Chairman of the Board of Directors	2004 2003 2002	$ $ $	120,000 36,533 140,000	$	— 65,000 —	200,000 — —	$	— — 500	(1)

Dennis N. Berman Executive Vice President, Corporate Development and Vice Chairman of the Board of Directors	2004 2003 2002	$ $ $	156,250 36,581 140,000	$	— 65,000 —	200,000 — —	$	— — 500	(1)

Allen B. Gruber, M.D. Executive Vice President, Operations	2004 2003 2002	$ $ $	120,000 37,079 140,000		$65,000 — —	200,000 — —	$	— — 500	(1)

James A. Rotherham, C.P.A. Chief Financial Officer	2004 2003 2002	$ $ $	174,930 127,784 130,000	$	— 65,000 —	150,000 45,000 5,000	$	— — 500	(1)

(1)	This amount represents a contribution made by us to our 401(k) Plan on behalf of such officer.

Option Grants in Last Fiscal Year

The following table sets forth certain information with respect to stock options granted to the individuals named in the Summary Compensation Table during the fiscal year ended December 31, 2004, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually, minus the applicable per share exercise price. These assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of our future common stock price. There can be no assurance that any of the values in the table will be achieved. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock and overall stock market conditions.

In the fiscal year ended December 31, 2004, we granted options to purchase up to an aggregate of 3,617,759 shares of our common stock to employees, directors and consultants. All options have a term of ten years. The percentage of total options granted is based upon an aggregate of 3,617,759 options granted during 2004.

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Shares Underlying Options Granted(#)	Percent of Total Options Granted to Employees In Last Fiscal Year(%)	Exercise Price ($/share)	Closing Price of Underlying Securities on Date of Grant	Expiration Date	5%	10%
Harry E. Gruber, M.D. (1)	200,000	5.5%	$7.70	$7.87	7/29/2014	$1,023,880	$2,542,551
Dennis N. Berman (1)	200,000	5.5%	$7.70	$7.87	7/29/2014	$1,023,880	$2,542,551
Allen B. Gruber, M.D. (1)	200,000	5.5%	$7.70	$7.87	7/29/2014	$1,023,880	$2,542,551
James A. Rotherham, C.P.A. (1)	150,000	4.1%	$7.70	$7.87	7/29/2014	$767,910	$1,906,913

(1)	25% of the shares subject to these options shall vest on July 29, 2005, with the remaining option shares vesting in equal daily installments over a period of three years thereafter. All options are exercisable when vested.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth for the individuals named in the Summary Compensation Table their option exercises for the fiscal year ended December 31, 2004, and exercisable and unexercisable options held by them as of December 31, 2004.

The “Value of Unexercised In-the-Money Options at December 31, 2004” is calculated based on the difference between $9.01, the closing price of our common stock on the Nasdaq National Market on December 31, 2004, and the exercise price for the shares underlying the option, multiplied by the number of shares issuable upon exercise of the option.

	Number of Shares Underlying Unexercised Options at December 31, 2004 (#)		Value of Unexercised In-the-Money Options at December 31, 2004
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Harry E. Gruber, M.D.	—	200,000	—	—
Dennis N. Berman	—	200,000	—	—
Allen B. Gruber, M.D.	—	200,000	—	—
James A. Rotherham, C.P.A.	150,000	150,000	$1,151,500	—

Employment and Severance Arrangements

None of our executive officers has any employment or severance arrangements.

Compensation of Directors

Each of our non-employee directors is paid a stipend of $1,000 per month and is reimbursed for reasonable expenses incurred in connection with attending board and committee meetings. Upon election to our board of directors, each of our non-employee directors is granted an initial option to purchase up to 50,000 shares of our common stock at the then fair market value pursuant to the terms of our 2003 Equity Incentive Plan. In addition, each non-employee director is automatically granted an option to purchase up to 25,000 shares of our common stock if he or she remains on the board of directors on the date of each annual meeting of stockholders (unless he or she joined our board of directors within six months of such meeting). 25% of such grants vest one year after their date of grant, and the remaining 75% are to vest in equal daily installments over a period of three years thereafter, and such vesting is conditioned on continued status as one of our directors. The options will become fully vested immediately prior to a change in control of our company. Our directors are also eligible for discretionary option grants under the terms of our 2003 Equity Incentive Plan.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee in the fiscal year 2004 were Dr. Garcia-Molina, Mr. Korzeniewski and Dr. Rieman. None of these members is or has ever been one of our officers or employees. No interlocking relationship exists between our board of directors or compensation committee and the board of directors or compensation committee of any other entity, nor has any interlocking relationship existed in the past.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans Information

Information about our equity compensation plans at December 31, 2004 that were either approved or not approved by our stockholders is as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance(b)
Equity compensation plans approved by our stockholders(a)	4,982,600	$6.11	931,377
Equity compensation plans not approved by our stockholders(c)	306,700	$7.71	193,300

(a)	Includes our 2000 Stock Option Plan, our 2003 Equity Incentive Plan and our 2003 Employee Stock Purchase Plan. However, no future grants may be made under our 2000 Stock Option Plan.

(b)	Includes 911,377 shares reserved for issuance under our 2003 Employee Stock Purchase Plan.

(c)	Includes our 2004 Equity Incentive Plan (Fundware). Under the 2004 Equity Incentive Plan (Fundware) (the “Plan”), which was approved by our board of directors, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights (collectively, the “awards”) may be issued under the Plan. Awards may be granted under the Plan only to employees of Kintera (i) who have not previously been an employee or director of Kintera, or (ii) following a bona fide period of non-employment or non-service to Kintera. Further, awards under the Plan are granted as a material inducement to the employee’s entering into service with Kintera. The board of directors, or a committee designated by the board of directors, administers the Plan. The administrator has the sole discretion to interpret any provision of the Plan, and to determine the terms and conditions of awards granted under the Plan. The Plan shall continue in effect for a term of ten (10) years after it was adopted unless sooner terminated.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of the shares of our common stock as of February 28, 2005, by (i) each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock, (ii) each executive officer listed in the Summary Compensation Table, (iii) each of our directors, and (iv) all of our executive officers and directors as a group. The address for all executive officers and directors is c/o Kintera, Inc., 9605 Scranton Road, Suite 240, San Diego, California 92121.

Except in cases in which community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such stockholder.

Name or Group of Beneficial Owners	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
5% Stockholder:
Wasatch Advisors, Inc.(2) 150 Social Hall Avenue Suite 400 Salt Lake City, UT 84111	4,204,574	14.7%

Executive Officers:
Harry E. Gruber, M.D.(3)	4,099,727	13.1%
Allen B. Gruber, M.D.	3,528,000	11.3%
Dennis N. Berman(4)	3,327,850	10.6%
James A. Rotherham, C.P.A.(5)	153,410	*

Directors:
Hector Garcia-Molina, Ph.D.(6)	60,000	*
Alfred R. Berkeley III(7)	50,000	*
Deborah D. Rieman, Ph.D.	50,000	*
Robert J. Korzeniewski, C.P.A.(8)	50,000	*
Philip Heasley(9)	50,000	*

Executive officers and directors as a group (9 persons):	11,368,987	35.9%

*	Represents less than 1%.

(1)	Applicable percentage ownership is based on 31,309,116 shares of our common stock outstanding as of February 28, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares, subject to the applicable community property laws. Shares of our common stock subject to options or warrants currently exercisable, or exercisable within 60 days after February 28, 2005, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

(2)	Based solely on information provided on a Schedule 13G/A filed by Wasatch Advisors, Inc. with the SEC on February 14, 2005. Wasatch Advisors, Inc. owns 4,204,574 shares, has sole voting power with respect to 4,007,257 shares, and has sole dispositive power with respect to 4,204,574 shares.

(3)	Includes 3,714,727 shares held by Harry E. Gruber & Joan D. Cunningham TR DTD 7/12/88, and 385,000 shares held by the Gruber Children 1992 Trust.

(4)	Includes 2,977,800 shares held by Mr. Berman, 350,000 shares held by Molino Associates, LLC and 50 shares held by Mr. Berman as Custodian for one of his children under the Uniform Transfer to Minors Act.

(5)	Includes 1,910 shares and options to purchase up to 150,000 shares of our common stock exercisable within 60 days of February 28, 2005, held by Mr. Rotherham and 1,500 shares held by Christine Rotherham, Mr. Rotherham’s spouse.

(6)	Includes options to purchase up to 60,000 shares of our common stock exercisable within 60 days of February 28, 2005, held by Dr. Garcia-Molina.

(7)	Includes options to purchase up to 50,000 shares of our common stock exercisable within 60 days of February 28, 2005, held by Mr. Berkeley.

(8)	Includes options to purchase up to 50,000 shares of our common stock exercisable within 60 days of February 28, 2005, held by Mr. Korzeniewski.

(9)	Includes options to purchase up to 50,000 shares of our common stock exercisable within 60 days of February 28, 2005, held by Mr. Heasley.

Item 13.  Certain Relationships and Related Transactions

Since the beginning of the fiscal year ended December 30, 2004, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be party in which the amount involved exceeds $60,000 and in which any director, executive officer or security holder known to us to beneficially own more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest.

Item 14.  Principal Accountant Fees and Services

Fees Paid to Ernst & Young LLP

The following table sets forth the aggregate fees billed to Kintera for the fiscal years ended 2003 and 2004 by Ernst & Young LLP:

	Fiscal 2003	Fiscal 2004
Audit Fees (1)	$532,900	$503,700
Audit-Related Fees (2)	$172,700	$401,300
Tax Fees	$—	$—
All Other Fees	$—	$—

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, audit of internal controls over financial reporting, billing for professional services performed from October to December 2003 in connection with our registration statement on Form S-1 and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to due diligence in connection with acquisitions, audits of acquired companies, and consultations not meeting the definition of audit fees.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval. The chairperson of the Audit Committee is also authorized, pursuant to delegated authority, to pre-approve additional services of up to $25,000 per engagement on a case-by-case basis, and such approvals are communicated to the full Audit Committee at its next meeting. This authority may be delegated to any other member of the Audit Committee as well.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included.

(b)	Exhibits:

Exhibit Number	Description of Document
2.1(6)†	Agreement and Plan of Reorganization dated as of January 10, 2003 by and among the Registrant, Involve Acquisition Corporation, H2O Networks, Inc., and Dean Hollander, Lance Hollander and John Dartley
2.4(8)	Agreement and Plan of Merger and Reorganization by and among the Registrant, Sunday Acquisition Corporation, Carol/Trevelyan Strategy Group, Inc. and Dan Carol, Stryder Thompkins, Greg Nelson and Stuart Trevelyan
3.2(3)	Amended and Restated Certificate of Incorporation of the Registrant
3.4(3)	Amended and Restated Bylaws of the Registrant
4.1(5)	Specimen Common Stock Certificate
10.1(1)	Form of Indemnity Agreement for directors and executive officers of the Registrant
10.2(4)	2000 Stock Option Plan and form of Option Agreement thereunder
10.3(3)	2003 Equity Incentive Plan and form of Option Agreement thereunder
10.4(3)	2003 Employee Stock Purchase Plan and form of Subscription Agreement thereunder
10.5(1)	Loan and Security Agreement dated as of September 2, 2003 by and between the Registrant and Silicon Valley Bank
10.6(3)	San Diego Tech Center Office Building Lease dated as of August 7, 2000 by and between the Registrant and San Diego Tech Center, LLC, as amended
10.7(3)	Form of Subscription Agreement and Investment Representation of Subscriber of shares of preferred stock of the Registrant
10.8(3)	Form of Offer Letter for Directors of the Registrant
10.9(7)	Form of Securities Purchase Agreement among the Company and the investors identified on the signature pages thereto, dated as of July 12, 2004
10.10(7)	Form of Registration Rights Agreement by and among the Company and the investors signatory thereto, dated July 12, 2004.
10.11(9)	Form of Securities Purchase Agreement among the Company and the investors identified on the signature pages thereto, dated as of November 29, 2004.
10.12(9)	Form of Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated as of November 29, 2004

10.13(10)	Stock Purchase Agreement, dated as of November 15, 2004, by and between the Company and Intuit Inc.
10.14	Sublease Agreement between Intuit, Inc. and American Fundware Holding Company, Inc., dated December 3, 2004
10.15	2004 Equity Incentive Plan (Fundware) and related Form of Stock Option Agreement
21.1(2)	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been granted for portions of this exhibit.

(1)	Filed with initial Registration Statement on Form S-1 (File No. 333-109169) dated September 26, 2003.

(2)	Filed with Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-109169) dated October 9, 2003.

(3)	Filed with Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-109169) dated November 4, 2003.

(4)	Filed with Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-109169) dated November 28, 2003.

(5)	Filed with Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-109169) dated December 10, 2003.

(6)	Filed with Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-109169) dated December 16, 2003.

(7)	Filed on Current Report on Form 8-K on July 13, 2004.

(8)	Filed on Current Report on Form 8-K/A on November 3, 2004.

(9)	Filed on Current Report on Form 8-K on November 30, 2004.

(10)	Filed on Current Report on Form 8-K on December 9, 2004.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2005

Kintera, Inc.

By	/s/ Harry E. Gruber
Harry E. Gruber, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Harry E. Gruber Harry E. Gruber, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/s/ James A. Rotherham James A. Rotherham, C.P.A.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

/s/ Dennis A. Berman Dennis A. Berman	Executive Vice President, Corporate Development and Director	March 16, 2005

/s/ Allen B. Gruber Allen B. Gruber, M.D.	Executive Vice President, Operations and Director	March 16, 2005

/s/ Hector Garcia-Molina Hector Garcia-Molina, Ph.D.	Director	March 16, 2005

/s/ Alfred R. Berkeley III Alfred R. Berkeley III	Director	March 16, 2005

/s/ Philip Heasley Philip Heasley	Director	March 16, 2005

/s/ Deborah D. Rieman Deborah D. Rieman, Ph.D.	Director	March 16, 2005

/s/ Robert J. Korzeniewski Robert J. Korzeniewski, C.P.A.	Director	March 16, 2005

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Kintera, Inc.

We have audited the accompanying consolidated balance sheets of Kintera, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kintera, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kintera Inc.’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 10, 2005

KINTERA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$20,862	$38,480
Short-term investments	29,384	192
Accounts receivable, net	6,471	1,933
Accounts receivable from related party	—	475
Prepaid expenses and other current assets	1,808	736
Note receivable from employee	162	19

Total current assets	58,687	41,835
Property and equipment, net	3,576	1,458
Capitalized software, net	1,908	—
Other assets	191	769
Intangible assets, net	13,687	1,954
Goodwill	8,889	1,741

Total assets	$86,938	$47,757

Liabilities and stockholders’ equity
Current liabilities:
Deferred revenue	$8,149	$1,931
Donations payable to customers	4,610	799
Accounts payable and accrued expenses	4,279	1,693
Accrued salaries and employee benefits	1,070	703
Notes payable	121	361
Note payable to founder	18	45

Total current liabilities	18,247	5,532
Deferred rent and other	104	71
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 authorized at December 31, 2004 and 2003, respectively; no shares issued and outstanding at December 31, 2004 and 2003	—	—
Common stock, $.001 par value, 60,000,000 shares authorized; 31,138,387 and 23,748,564 shares issued and outstanding at December 31, 2004 and 2003, respectively	31	24
Additional paid-in capital	131,867	86,821
Deferred compensation	(10,067)	(10,863)
Accumulated other comprehensive loss	(179)	—
Accumulated deficit	(53,065)	(33,828)

Total stockholders’ equity	68,587	42,154

Total liabilities and stockholders’ equity	$86,938	$47,757

See accompanying notes.

KINTERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2004	2003	2002
Net revenues	$23,717	$7,490	$1,933
Revenue from related party	—	475	—

Total net revenues	23,717	7,965	1,933
Cost of revenues	5,868	1,386	323

Gross profit	17,849	6,579	1,610
Sales and marketing	16,584	7,863	6,038
Product development and support	7,656	3,467	2,465
General and administrative	8,228	2,256	1,989
Stock-based compensation	5,001	2,846	551

Total operating expenses	37,469	16,432	11,043

Operating loss	(19,620)	(9,853)	(9,433)
Interest income (expense) and other, net	383	(19)	17

Net loss	$(19,237)	$(9,872)	$(9,416)

Net loss per share:
Basic and diluted	$(0.77)	$(0.97)	$(1.44)

Weighted average shares—basic and diluted	25,122	10,160	6,545

Stock-based compensation includes the following:
Sales and marketing	$3,266	$1,668	$369
Product development and support	852	817	170
General and administrative	883	362	12

	$5,001	$2,847	$551

See accompanying notes.

KINTERA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period from December 31, 2001 through December 31, 2004

(in thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred Compensation	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2001	3,417,282	$3	12,628,785	$13	$18,964	—	$(15)	$(14,540)	$4,425
Repurchase of restricted common stock	—	—	(15,244)	—	(1)	—	—	—	(1)
Exercise of common stock options	—	—	28,220	—	26	—	—	—	26
Issuance of Series E preferred stock in January 2002 in connection with an acquisition	49,999	—	—	—	500	—	—	—	500
Issuance of Series F preferred stock in March through June 2002, net of issuance costs of $18,237	768,499	1	—	—	7,666	—	—	—	7,667
Stock-based compensation expense to consultants	—	—	—	—	177	—	—	—	177
Deferred compensation related to options issued to employees	—	—	—	—	3,035	$(3,035)	—	—	—
Reversal of deferred compensation related to stock option cancellations	—	—	—	—	(314)	314	—	—	—
Amortization of deferred compensation	—	—	—	—	—	374	—	—	374
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(9,416)	(9,416)
Unrealized gain on short-term investments	—	—	—	—	—	—	12	—	12

Comprehensive loss	—	—	—	—	—	—	—	—	(9,404)

Balance at December 31, 2002	4,235,780	$4	12,641,761	$13	$30,053	$(2,347)	$(3)	$(23,956)	$3,764

See accompanying notes.

KINTERA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(in thousands, except share data)

Period from December 31, 2001 through December 31, 2004

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred Compensation	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2002	4,235,780	$4	12,641,761	$13	$30,053	$(2,347)	$(3)	$(23,956)	$3,764
Repurchase of restricted common stock	—	—	(85,669)	—	(5)	—	—	—	(5)
Exercise of common stock options	—	—	197,221	—	235	—	—	—	235
Issuance of common stock, net of expenses	—	—	5,750,000	6	36,088	—	—	—	36,094
Issuance of Series G preferred stock, net of issuance costs of $7,822	549,926	1	—	—	5,491	—	—	—	5,492
Issuance of common stock and stock options in connection with acquisitions	—	—	459,545	—	5,860	(2,483)	—	—	3,377
Issuance of warrant in connection with entering into a loan and security agreement	—	—	—	—	166	—	—	—	166
Conversion of preferred stock to common stock	(4,785,706)	(5)	4,785,706	5	—	—	—	—	—
Stock-based compensation expense to consultants	—	—	—	—	186	—	—	—	186
Deferred compensation related to options issued to employees	—	—	—	—	9,210	(9,210)	—	—	—
Reversal of deferred compensation related to stock option cancellations	—	—	—	—	(463)	463	—	—	—
Amortization of deferred compensation	—	—	—	—	—	2,714	—	—	2,714
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(9,872)	(9,872)
Unrealized gain on short-term investments	—	—	—	—	—	—	3	—	3

Comprehensive loss	—	—	—	—	—	—	—	—	(9,869)

Balance at December 31, 2003	—	—	23,748,564	24	86,821	(10,863)	—	(33,828)	42,154
Exercise of common stock options	—	—	451,763	—	567	—	—	—	567
Issuance of common stock, net of expenses	—	—	5,000,000	5	34,831	—	—	—	34,836
Issuance of common stock and stock options in connection with acquisitions	—	—	1,849,437	2	9,642	—	—	—	9,644
Issuance of common stock to employee stock purchase plan	—	—	88,623	—	585	—	—	—	585
Issuance of warrants in connection with the purchase of technology	—	—	—	—	246	—	—	—	246
Stock-based compensation expense to consultants	—	—	—	—	320	—	—	—	320
Deferred compensation related to restricted stock and options issued in connection with acquisitions	—	—	—	—	—	(5,099)	—	—	(5,099)
Reversal of deferred compensation related to stock option cancellations	—	—	—	—	(1,145)	1,145	—	—	—
Amortization of deferred compensation	—	—	—	—	—	4,750	—	—	4,750
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(19,237)	(19,237)
Unrealized loss on short-term investments	—	—	—	—	—	—	(179)	—	(179)

Comprehensive loss	—	—	—	—	—	—	(179)	(19,237)	(19,416)

Balance at December 31, 2004	—	—	31,138,387	$31	$131,867	$(10,067)	$(179)	$(53,065)	$68,587

See accompanying notes.

KINTERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2004	2003	2002
Operating activities:
Net loss	$(19,237)	$(9,872)	$(9,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	252	150	36
Depreciation	1,036	590	479
Amortization of intangible assets	179	389	182
Amortization of developed software	1,360	38	38
Forgiveness of employee note	(143)	—	—
Interest expense associated with issuance of warrant	129	37	—
Stock-based compensation expense to consultants	320	186	176
Amortization of deferred compensation	4,750	2,714	374
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,086	(1,959)	(175)
Prepaid expenses and other current assets	(1,035)	(545)	(120)
Accounts payable and accrued expenses	421	846	(450)
Accrued salaries and employee benefits	(195)	311	166
Donations payable to customers	3,811	451	330
Customer deposits	(887)	—	—
Deferred revenue	1,647	1,310	332
Deferred rent	(251)	(28)	85
Sponsorships payable	10	(213)	212

Net cash used in operating activities	(6,747)	(5,595)	(7,751)
Investing activities:
Purchases of marketable securities	(47,520)	(192)	(5,900)
Maturities of marketable securities	14	2,048	4,352
Sales of marketable securities	18,136	96	1,302
Acquisition costs, net of cash acquired	(13,303)	106	(17)
Purchases of property and equipment	(2,356)	(958)	(525)
Additions to developed software	(1,962)	—	—
Other assets	568	(280)	(299)

Net cash provided by (used in) investing activities	(46,423)	820	(1,087)
Financing activities:
Draw on line of credit obligation	—	403	—
Payment of line of credit obligation	(391)	(154)	(35)
Repayment of employee note	(45)	(44)	(30)
Proceeds from exercise of common stock options	567	236	26
Proceeds from exercise of employee stock purchase plan	585	—	—
Repurchase of common stock	—	(5)	(1)
Net proceeds from sale of preferred stock	—	5,491	7,667
Net proceeds from sale of common stock	34,836	36,093	—

Net cash provided by financing activities	35,552	42,020	7,627

Net increase (decrease) in cash and cash equivalents	(17,618)	37,245	(1,211)
Cash and cash equivalents at beginning of year	38,480	1,235	2,445

Cash and cash equivalents at end of year	$20,862	$38,480	$1,234

Supplemental disclosure of cash flow information:
Cash paid for interest	$10	$17	$—

Supplemental disclosure of noncash investing and financing activities:
Issuance of Series E preferred stock in Masterplanner acquisition	$—	$—	$500

Issuance of common stock and options for acquisitions	$9,644	$5,860	$—

Warrant issued in connection with financing agreement	$—	$166	$—

See accompanying notes.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies

Description of Business

Kintera, Inc. (the “Company”) was incorporated in the state of Delaware on February 8, 2000. The Company is primarily a provider of software that enables nonprofit organizations to use the Internet to increase donations, reduce fundraising costs, manage complex finances for nonprofit organizations and governments, and build awareness and affinity for an organization’s cause by bringing their employees, volunteers and donors together in online, interactive communities.

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

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company limits its exposure to credit loss by placing its cash and cash equivalents and short-term investments with high credit quality financial institutions. In general, the Company does not require collateral on its arrangements with customers. The Company has accounts receivable related to upfront and monthly maintenance fees typically with credit terms of 30-60 days. The Company provides reserves against accounts receivables for estimated losses that may result from customers’ inability to pay. The amount of the reserve is determined by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ industry, historical losses and changes in customer creditworthiness. Write-offs to date have not been material.

One customer comprised 13% of net revenues for the year ended December 31, 2003.

Fair Value of Financial Investments

The carrying amounts shown for the Company’s cash and cash equivalents, short-term investments, accounts and notes receivable and accounts and notes payable approximate their fair value due to the short-term maturities of these instruments.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Leasehold improvements are amortized using

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related leases.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Disposable Long-Lived Assets, the Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. To date, the Company has not experienced any impairment losses on its long-lived assets used in operations.

Impairment of Goodwill

Goodwill is evaluated for potential impairment during the fourth quarter by comparing the fair value of a reporting unit to its carrying value, including recorded goodwill. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined would be recorded in the current period. To date there has been no impairment of the Company’s recorded goodwill.

Revenue Recognition

The Company primarily generates revenue from Kintera Sphere, its wealth profiling business, its awareness campaign business and other services and products offered by Kintera.

Kintera Sphere, is an enterprise-grade software system that integrates a suite of features including content management, contact management, communication, commerce, community and reporting. The Company receives revenues for upfront fees, monthly maintenance fees and transaction fees tied to the donations and purchases that the Company processes. The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (upon contract signing or receipt of an authorized purchase order from the customer); (2) delivery has occurred (upon performance of services in accordance with contract specifications); (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties (credit terms extending beyond twelve months or significantly longer than is customary are deemed not to be fixed and determinable); and (4) collection is reasonably assured (there are no indicators of non-payment based upon history with the customer and/or upon completion of credit procedures, if completed). As of December 31, 2004, and for each period presented, the Company did not have any arrangements with credit terms extending beyond twelve months. Billings made or payments received in advance of providing services are deferred until the period these services are provided. As of December 31, 2004, we had $8,300 of deferred revenue.

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

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

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

The Company’s awareness campaign business specializes in melding offline and online strategies and tools to build membership, affinity and impact for nonprofit organizations, political campaigns and unions. The Company recognizes revenue from its awareness campaign business from primarily five sources: (1) software licensing; (2) website development and customization; (3) messaging services (email/fax); and (4) consulting services. Revenue is recognized in accordance with AICPA SOP 97-2, Software Revenue Recognition. Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, fees from the arrangement are fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. VSOE of fair value is based on the normal pricing practices for those products and services when sold separately by the Company and customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

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

Software licenses are sold together with consulting services in Kintera’s wealth profiling, awareness campaign businesses and Fundware software products. When this occurs, license fees are recognized upon delivery provided that the revenue recognition criteria discussed above are met. The more significant factors considered in determining whether revenues should be accounted for separately include nature of the services (i.e. consideration whether services are essential to the functionality of the licensed product), degree of risk,

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the recognition of the software license fee. Payment of the license fees is not dependent upon the performance of the services, and the services do not provide significant customization or modification of the software products and are not essential to the functionality of the software that was delivered. For arrangements with services that are essential to the functionality of the software, the license and related service revenues are recognized upon completion of the delivery of the license and the services with the residual method utilized for the remaining elements in the contract.

If at the outset of an arrangement the Company determines that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes fixed. If at the outset of an arrangement the Company determines that collectibility is not probable, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment. Revenues from post-contract customer support services, such as software maintenance, are recognized on a straight-line basis over the term of the support period. The majority of software maintenance agreements provide technical support as well as unspecified software product upgrades and releases when and if made available during the term of the support period.

The Company enters into transactions that either exchange advertising for advertising (“Advertising Barter”) or advertising for other products and services (“Non-advertising Barter”). Advertising Barter transactions are recorded at the lesser of estimated fair value of the advertising received or given in accordance with the provisions of EITF Issue No. 99-17, “Accounting for Barter Transactions.” Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Revenues for Non-advertising Barter transactions are recognized at the estimated fair value when the advertising spots received under such contracts are either used or sold to third parties. During the years ended December 31, 2004, 2003 and 2002, the Company recognized $1,320, $410 and $42, respectively, of revenue in connection with co-marketing arrangements.

Software Development Costs

The Company accounts for Internal Use Software Development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In accordance with SOP 98-1, costs to develop internal use computer software during the application development stage are capitalized. Internal use capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in depreciation and amortization. It is possible that estimated total product revenues, the estimated economic life of the product, or both, will be reduced in the future. As a result, the carrying amount of capitalized software costs may be reduced in the future, which could cause operating results in future periods to be adversely affected. For the years ended December 31, 2004, 2003 and 2002, the Company capitalized $435, $0 and $0 in internally developed internal use software, respectively.

The Company accounts for the development cost of software that is marketed to customers in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when software has completed a detail program design for its intended use. Capitalized costs of software to be sold, licensed or otherwise marketed are amortized using the greater of the amount computed using the ration of current period product revenues to estimated total product revenues or the straight-line method over the remaining estimated economic lives of the products. It is possible that estimated total product revenues, the estimated economic life of the product, or both, will be reduced in the future. As a result, the carrying amount of capitalized software costs may be reduced in the future, which could cause operating results in future periods to

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

be adversely affected. The Company periodically reviews the software that has been capitalized for impairment. For the years ended December 31, 2004, 2003 and 2002, the Company capitalized $1,653, $0 and $0 in internally developed software to be sold, leased or otherwise marketed, respectively.

Advertising Costs

All advertising costs are expensed when incurred. Advertising costs were $1,282, $383, and $195 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

	Year ended December 31,
	2004	2003	2002
Weighted average risk free interest rate	3.5%	3.0%	3.8%
Expected option life	5.0 years	5.0 years	5.0 years
Range of stock price volatility	71% to 80%	see below	0%
Expected dividend yield	0%	0%	0%
Weighted average fair value of options with exercise price equaling stock price on date of grant	$5.33	$6.92	$0.18
Weighted average fair value of options granted with exercise price less than stock price on date of grant	$8.82	$8.45	$4.24

Future pro forma results of operations under SFAS No. 123 may be materially different from actual amounts reported. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company has used the minimum value method to determine the fair value of options granted prior to its initial filing in a registration statement under the Securities Act of 1933 relating to an initial public offering of the Company’s common stock. This method does not consider the expected volatility of the

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

underlying stock, and is only available to non-public entities. Accordingly, the Company used an estimated volatility factor of 80% for the year ended December 31, 2003.

The following table illustrates the effect on net losses if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Year ended December 31,
	2004	2003	2002
Net loss—as reported	$(19,237)	$(9,872)	$(9,416)
Add: Stock-based employee compensation expense included in reported net loss	5,058	2,846	374
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	(5,808)	(3,391)	(397)

Pro forma net loss	$(19,987)	$(10,417)	$(9,439)

Net loss per share:
Basic and diluted—as reported	$(0.77)	$(0.97)	$(1.44)

Basic and diluted—pro forma	$(0.80)	$(1.03)	$(1.44)

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

Comprehensive Income (Loss)

Comprehensive loss is the total of net loss and all other non-owner changes in stockholders’ equity. The Company’s other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale investments and foreign currency translation. Such amounts are excluded from net loss and are reported in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements.

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

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Year ended December 31,
	2004	2003	2002
Numerator
Net loss	$(19,237)	$(9,872)	$(9,416)
Denominator
Basic and diluted:
Weighted average common shares outstanding	26,411	13,257	12,635
Less: Weighted average shares subject to repurchase	(1,289)	(3,097)	(6,090)

Denominator on basic calculation	25,122	10,160	6,545

Basic and diluted net loss per share	$(0.77)	$(0.97)	$(1.44)

The following table summarizes potential common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive:

	December 31,
Common Stock Equivalents	2004	2003	2002
Common stock subject to repurchase	1,112,079	1,711,489	4,491,993
Options to purchase common stock	5,289,300	2,713,355	1,429,952
Warrants to purchase common stock	20,000	20,000	—
Convertible preferred stock	—	—	4,235,780

	6,421,379	4,444,844	10,157,725

Segment Information

In accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company is required to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company believes it operates in a single business segment.

Recently Issued Accounting Standards

In December 2004, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective for the Company as of July 1, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The Company will adopt the standard as of the effective date and it is expected to have a material effect on the financial statements.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

2. Acquisitions

Prospect Information Network, LLC

In February 2004, the Company completed the acquisition of PIN, a provider of software, services and data for data screening services for nonprofit organizations. PIN’s services enable fundraisers to more efficiently identify, profile, monitor and rank the wealth of prospects in their database. As consideration for all of the membership interests of PIN, the Company issued approximately 219,000 shares of restricted common stock. The restricted shares vest ratably over a period of 36 months. Up to 336,000 additional shares of common stock are being held in escrow and will be released to the members of PIN if the revenue generated from PIN’s business during the year following the closing of the transaction meets certain targets. In addition, some of the shares issued to the PIN members are being held in escrow to secure the obligations of PIN and its members under the purchase agreement.

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

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

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

American Fundware, Inc.

In December 2004, the Company completed the acquisition of American Fundware, Inc. (Fundware), provider of accounting software for nonprofit organizations and governments. The Company paid $11,038 in cash.

The aggregate purchase price for PIN of $3,275 plus acquisition costs of $296; the aggregate purchase price for CTSG of $5,274, plus acquisition costs of $315; the aggregate purchase price for BNW of $520, plus estimated acquisition costs of $100; the aggregate purchase price for Kindmark of $524, plus estimated acquisition costs of $100; the aggregate purchase price for Kamtech of $926, plus estimated acquisition costs of $109; the aggregate purchase price for GCI of $159, plus estimated acquisition costs of $100; the aggregate purchase price for Fundware of $11,038, plus estimated acquisition costs of $300 were preliminarily allocated as follows:

	P!N	CTSG	KamTech	Fundware	Other	Total
Current assets	$1,052	$1,475	$529	$2,333	$390	$5,779
Fixed assets	51	186	—	411	150	798
Intangible assets	2,372	327	838	8,533	894	12,964
Goodwill	1,513	479	100	4,503	300	6,895
Other assets	74	45	—	—	—	119

Total assets acquired	5,062	2,512	1,467	15,780	1,734	26,555
Current liabilities assumed	(2,658)	(691)	(441)	(4,442)	(395)	(8,627)
Deferred compensation	1,167	3,768	—	—	164	5,099

Net assets acquired	$3,571	$5,589	$1,026	$11,338	$1,503	$23,027

The acquired intangible assets represent the customer bases of PIN, CTSG, BNW, Kindmark, Kamtech, GCI and Fundware and represent developed technology and non-compete agreements from PIN. The customer base intangible assets were assigned an estimated useful life of five years for amortization purposes. The developed technology intangible assets were assigned a life of four years for amortization purposes. The non-compete agreement intangible assets were assigned a life of three years for amortization purposes. The Company calculated the fair value of the tangible and intangible assets acquired to allocate the purchase prices in

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

accordance with SFAS 141. Any differences between the initial purchase price allocation and the final purchase price allocation will primarily be related to the distribution between intangible assets and goodwill of the excess purchase price over net tangible assets acquired.

Unaudited Pro Forma Information

The following unaudited pro forma information for the years ended December 31, 2004 and 2003 assumes the 2004 acquisitions were consummated on January 1, 2003.

	Year ended December 31,
	2004	2003
	(unaudited)
Net revenues	$38,307	$33,830
Net loss	$(28,158)	$(22,548)
Net loss per share—basic and diluted	$(1.12)	$(2.17)

These results give effect to the pro forma adjustments for the amortization of acquired intangible assets and the amortization of deferred compensation. In addition, the common stock used as consideration for the acquisitions is presented as being outstanding during the entire period.

Contingent Consideration

In connection with certain of the Company’s acquisitions, if certain future internal performance goals are later satisfied, the aggregate consideration for the respective acquisition was increased. Such additional consideration, if earned, will be paid in the form of additional shares of the Company’s common stock, which were reserved for that purpose. Any additional consideration paid will be allocated between goodwill, stock-based compensation expense and deferred compensation. The measurement, recognition and allocation of contingent consideration are accounted for using the following principles:

Measurement and Recognition

In accordance with SFAS No. 141, Business Combinations (“SFAS 141”) which superceded APB No. 16, Business Combinations (“APB 16”) as of July 1, 2001, contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable. The Company records the additional consideration issued or issuable in connection with the relevant acquisition when a specified internal performance goal is met. For additional consideration paid in stock, the Company calculates the amount of additional consideration using the closing price of its common stock on the date the performance goal is satisfied.

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

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

Amount Allocated to Stock-Based Compensation Expense

In accordance with EITF 95-8, the intrinsic value associated with additional consideration related to stock or options that vest between the acquisition date and the date at which the contingency is satisfied is recorded as a charge to stock compensation expense as the options vest because the consideration is related to continuing employment with the Company.

Amount Allocated to Deferred Compensation

Additional consideration related to options and restricted stock that remain unvested when the contingency is satisfied is recorded as deferred compensation expense under EITF 95-8 and FIN 44, as such consideration will only be earned to the extent that the holder of such options or restricted stock continues to be employed by the Company and meets the vesting requirements. The amount recorded as deferred compensation is based upon the intrinsic value of the restricted stock and unvested options at the date at which the contingency is satisfied. The Company amortizes such deferred compensation over the remaining vesting period of the underlying restricted stock and unvested options. In the event that a holder does not fully vest in the restricted stock or unvested options, the unamortized portion of deferred compensation is eliminated. No contingent consideration was earned during the years ended December 31, 2004, 2003 or 2002.

3. Short-Term Investments

The Company has classified short-term investments as available-for-sale which are summarized as follows at December 31, 2004:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Certificates of deposit	$4,983	$—	$(51)	$4,932
Auction rate securities	8,000	—	—	8,000
Corporate bonds	9,369	—	(57)	9,312
U.S. Government/Agency	7,211	—	(71)	7,140

	$29,563	$—	$(179)	$29,384

The Company has classified short-term investments as available-for-sale which are summarized as follows at December 31, 2003:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Certificates of deposit	$192	$—	$—	$192

All short-term investments are due in one year or less at December 31, 2004 and 2003. The Company realized a loss of $35 and $2 from the sale of securities in 2004 and 2003, respectively.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

4. Balance Sheet Details

Accounts receivable consists of the following:

	December 31,
	2004	2003
Accounts receivable	$5,654	$1,993
Unbilled accounts receivable	1,299	136

	6,953	2,129
Less: allowance for doubtful accounts	(482)	(196)

	$6,471	$1,933

Property and equipment consists of the following:

	Useful Life	December 31,
Class		2004	2003
Computer equipment	3	$5,677	$2,344
Purchased software	3	954	265
Office equipment	5	366	123
Furniture and fixtures	5	653	62
Leasehold improvements	Lease term	424	94

		8,074	2,888
Less: accumulated depreciation and amortization		(4,498)	(1,430)

Net property and equipment		$3,576	$1,458

Depreciation expense was $1,036, $590, and $479 for the years ended December 31, 2004, 2003 and 2002, respectively.

Capitalized software costs consist of the following:

December 31, 2004
Internal use software development costs	$435
External use software development costs	1,653

$2,088
Less: accumulated amortization	(180)

$1,908

Amortization expense for capitalized software development costs was $180 for the year ended December 31, 2004.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

Other assets consists of the following:

	December 31,
	2004	2003
Deposits held by credit card processor	$—	$504
Restricted cash deposit	100	100
Deferred line of credit financing costs	—	129
Prepaid expenses	4	—
Other deposits	43	36
Other assets	44	—

	$191	$769

Intangible assets consists of the following:

	Useful life	December 31,
		2004	2003
Customer base	4-5 years	$14,503	$2,525
Developed technology	4-5 years	996	—
Non-compete agreements	3 years	122	—

		15,621	2,525
Less: accumulated amortization		(1,934)	(571)

Net intangible assets		$13,687	$1,954

The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2002	$15
Goodwill acquired	1,726

Balance at December 31, 2003	$1,741
Goodwill acquired	6,862
Other	286

Balance at December 31, 2004	$8,889

Amortization expense was $1,363, $571, and $182 for the years ended December 31, 2004, 2003, and 2002, respectively. All amortization expense is recorded in sales and marketing expense in the consolidated statements of operations. As of December 31, 2004, the total of charges to be recognized in future periods from amortization of intangible assets are anticipated to be approximately $3,239, $2,981, $2,927 $2,576 and $1,964 for the years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

5. Related Party Transactions

During 2004, the Company issued loans in connection with the relocation of employees in the amount of $165.

In July 2000, the Company issued a loan in connection with the relocation of an employee in the amount of $150. The loan was forgiven pro-rata over four years. Compensation expense related to the loan was $19, $38, and $38 for the years ended December 31, 2004, 2003 and 2002, respectively.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

During 2000, a founder loaned the Company $45. The note payable does not bear interest and does not have a maturity date. The note was paid during 2004.

In December 2003, the Company provided services to Dot Org Foundation, a related party, and recognized $475 in revenue relating to the services provided. This revenue was from a single customer and was classified as related party revenue as a member of the executive management of the customer is a family relative of executive officers of Kintera. The amounts recognized as revenue are also included in accounts receivable at December 31, 2003.

6. Notes Payable and Lines of Credit

In January 2003, the Company assumed a $67 line of credit obligation in the acquisition of Involve. The line of credit bears interest at 4% plus Prime Rate. The obligation was repaid in 2003.

In August 2003, the Company entered into a $3,000 Loan and Security Agreement with a bank. The agreement consists of up to $2,000 in a revolving accounts receivable line at an interest rate of 1% plus Prime Rate and up to $1,000 in an equipment financing line at an interest rate of 2.5% plus Prime Rate. The agreement contains various financial statement covenants and is secured by all non-intellectual property assets of the Company. In 2003, the Company drew down $403 on the equipment financing line and $0 on the accounts receivable line. The total amount outstanding at December 31, 2003 under the agreement was $361. There was no balance at December 31, 2004 as the Company no longer has the ability to draw down on the equipment financing line.

Interest expense on the notes payable and the lines of credit was $10, $17, and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

7. Stockholders’ Equity

Amended and Restated Certificate of Incorporation

In December 2003, the Company adopted an Amended and Restated Certificate of Incorporation (the “Certificate”). The Certificate authorizes up to 20,000,000 shares of preferred stock, which enables the Board of Directors to designate and issue preferred stock with rights senior to those of common stock.

Common Stock

The Company issued shares that are subject to vesting to its founders and employees during 2000 and in connection with certain business combinations. Shares of restricted common stock are subject to repurchase by the Company, pursuant to vesting schedules and achieving certain performance criteria, which generally extend for a period of up to four years. In the event of termination of employment, the Company has the option to repurchase the unvested shares at their original issuance price. As of December 31, 2004 and 2003, there were 1,112,079 and 1,645,677 shares subject to repurchase.

In December 2003, the Company completed its initial public offering and issued 5,750,000 shares of common stock at $7.00 per share for proceeds of $36,088, net of issuance costs. In July 2004, the Company sold 2,500,000 shares of its common stock in a private placement at a price of $8.00 per share for net proceeds of approximately $18,500. Another private placement was held in December 2004 and the Company again sold 2,500,000 shares of its common stock at a price of $7.00 per share for net proceeds of approximately $16,300.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

Convertible Preferred Stock

In December 2003, the Company completed its initial public offering and 4,785,706 shares of convertible preferred stock automatically converted into 4,785,706 shares of common stock.

Stock Options and Stock Compensation Plans

In October 2000, the Company adopted the Kintera, Inc. 2000 Stock Option Plan (the “2000 Plan”). As amended, under the Plan the Company may grant options for up to 3,064,000 shares of the Company’s common stock. A committee designated by the Board of Directors may fix the terms and vesting of all options; however, in no event will the contractual term exceed 10 years. Generally, options vest 25% one year from the grant date and 1/1,460 per day thereafter until the options are fully vested.

In December 2003, the Company adopted the 2003 Equity Incentive Plan (the “2003 Plan”). Under the 2003 Plan, the Company may grant various stock awards, including but not limited to stock options, up to 3,500,000 shares of common stock. The number of outstanding stock options under the 2000 Plan as of the adoption date of the 2003 Plan reduced the 3,500,000 shares of common stock issuable under the 2003 Plan to 611,754 shares of common stock issuable.

Both the 2000 Plan and the 2003 Plan allow for employees to early exercise unvested stock options. All unvested options exercised are subject to repurchase by the Company within 60 days of an employee’s termination. Unvested options are subject to repurchase at the original purchase price. As of December 31, 2004 and 2003, there were 35,779 and 65,812 shares issued and outstanding from such options, subject to repurchase by the Company.

In February 2005, the Board approved an amendment to the 2003 Stock Plan to include a 1,000,000 increase in the number of shares reserved for issuance under the plan and instructed management to include a proposal on the ballot at its next annual shareholders meeting to approve the increase. As of December 31, 2004, there were options to purchase 231,754 shares in excess of the number of shares reserved for issuance under the 2003 Stock Plan. To the extent the exercise price of the contingent options is less than the fair value of the stock on the date an increase to the option pool is approved by the shareholders, the Company will (i) record an immediate charge to the statement of operations for all vested options and (ii) record deferred compensation that will be amortized over the remaining vesting period for all unvested options.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

Stock option activity is as follows:

	Number of shares	Weighted-average exercise price
Balance at December 31, 2001	935,800	$0.90
Granted	815,200	$1.34
Exercised	(28,220)	$0.92
Cancelled	(292,828)	$1.02

Balance at December 31, 2002	1,429,952	$1.14
Granted	1,657,074	$2.31
Exercised	(197,221)	$1.17
Cancelled	(176,450)	$0.89

Balance at December 31, 2003	2,713,355	$1.82
Granted	3,617,759	$9.17
Exercised	(451,763)	$1.25
Cancelled	(590,051)	$8.32

Balance at December 31, 2004	5,289,300	$6.20

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options outstanding			Options vested
Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number of options vested	Weighted average exercise price
$0.06 – $0.92	364,659	7.2 years	$0.64	284,507	$0.69
$1.00	785,963	7.5 years	$1.00	443,123	$1.00
$2.00	1,373,733	9.2 years	$2.00	111,828	$2.00
$5.95 – $10.60	189,000	9.9 years	$6.21	—	—

	2,713,355	8.5 years	$1.82	839,458	$1.03

The above tables include outstanding options granted to purchase 56,250 shares of common stock issued to consultants outside the Plan.

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options outstanding			Options vested
Range of exercise prices	Number of options Outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number of options vested	Weighted average exercise price
$0.01 – $0.92	253,634	6.9 years	$0.53	424,818	$0.66
$1.00	523,219	5.9 years	$1.00	659,189	$1.00
$2.00	1,206,749	8.2 years	$2.00	567,102	$2.00
$5.95 – $10.60	2,706,092	9.6 years	$7.83	42,505	$6.71
$11.05 – $14.45	599,606	9.2 years	$13.61	46,808	$14.36

	5,289,300	8.8 years	$6.20	1,740,422	$1.74

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

The above tables include outstanding options granted to purchase 20,000 shares of common stock issued to consultants outside the Plan.

Compensation related to awards granted to consultants was $314, $186, and $176 for the years ended December 31, 2004, 2003 and 2002, respectively. The fair value for these options was estimated at the grant date using the Black-Scholes method for option pricing with the following assumptions:

	December 31,
	2004	2003	2002
Weighted average risk free interest rate	4.0%	4.0%	5.0%
Expected option life in years	10.0	10.0	3.3 to 10.0
Range of stock price volatility	71% to 80%	80%	80%
Expected dividend yield	0%	0%	0%
Weighted average fair value of options granted	$12.43	$9.38	$3.78

The fair value of the grants is periodically remeasured as the options vest.

The Company recorded deferred stock compensation totaling $3,036 and $11,693 for the years ended December 31, 2002 and 2003, in connection with the grant of various stock options and restricted stock to employees. The deferred stock compensation represents the difference between the exercise or grant price and the estimated fair value of the Company’s common stock for financial reporting purposes as determined by the Company’s board of directors. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense over the vesting period of the options on a straight-line method. Amortization of deferred compensation expense was $374 and $2,718 for the years ended December 31, 2002 and 2003. Deferred compensation was reduced by $314, $463 and $1,145 for the years ended December 31, 2002, 2003 and 2004 to reflect the cancellation of certain unvested stock options upon the respective individual’s termination. As of December 31, 2004, the total charges to be recognized in future periods from amortization of deferred stock compensation are anticipated to be approximately $4,400, $4,100, and $1,600 for the years ended December 31, 2005, 2006 and 2007, respectively.

In December 2003, the Company adopted the 2003 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, the Company may issue up to 1,000,000 shares of common stock to eligible employees who elect to participate in the plan. The participating employees will obtain a purchase right in shares of the Company’s common stock at the lower of 85% of the common stock closing price on the first day of the offering period or 85% of the common stock closing price on the purchase date. The initial offering period commenced on December 19, 2003 and continued through March 31, 2004. The second offering period began April 1, 2004 and continued through October 31, 2004. Subsequent offering periods are six months in length and will begin on May 1 and November 1 of each year. The last day of each offering period is the purchase date.

Stock Warrants

In connection with the Loan and Security Agreement, the Company issued a warrant to purchase 20,000 shares of Series G preferred stock at $10.00 per share in August 2003. The warrant is immediately exercisable and will expire on the later of 10 years from issuance or 5 years after the closing of an initial public offering of common stock. The fair value of the warrant was estimated at $166 using the Black-Scholes method for option pricing. The assumption used was 4.0% for the weighted average risk free rate, 80% expected stock price

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

volatility, 0% expected dividend yield and 10 year expected warrant life. The fair value was recorded as deferred line of credit financing costs to be amortized to interest expense over the thirty-six month repayment period.

On December 19, 2003, the Company completed its initial public offering and the warrant converted to the purchase of 20,000 shares of common stock at $10.00 per share.

In connection with the purchase of technology, the Company issued a warrant to purchase 20,000 shares of common stock at $0.001 per share in January 2004. The warrant is immediately exercisable and will expire 10 years from issuance.

Shares Reserved for Future Issuance

The following capital stock is reserved for future issuance:

	December 31, 2004	December 31, 2003
Stock options issued and outstanding	5,289,300	2,713,355
Authorized for future option grants	—	601,254
Stock warrants	20,000	20,000
Employee Stock Purchase Plan	911,377	1,000,000

	6,220,677	4,334,609

8. Income Taxes

Significant components of the Company’s deferred tax assets as of December 31, 2003 and 2004 are shown below. A valuation allowance has been recognized to offset the deferred tax assets as realization of such assets has not met the more likely than not threshold in accordance with SFAS 109.

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$17,480	$11,379
Research tax credit carryforwards	1,881	992
Capitalized start-up costs	19	46
Other, net	841	576

Total deferred tax assets	20,221	12,993
Valuation allowance for deferred tax assets	(20,221)	(12,993)

Net deferred tax assets	$—	$—

At December 31, 2004, the Company had federal and California tax net operating loss carryforwards of approximately $43,857 and $37,054, respectively. The federal and California tax loss carryforwards will begin to expire in 2020 and 2012, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $1,234 and $996, respectively. The federal research tax credit carryforwards will begin to expire in 2020, unless previously utilized. The California research tax credits do not expire.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

Should the deferred tax assets associated with the Company’s acquisitions ultimately be recognized, they will be allocated to reduce the goodwill recorded in the respective acquisition. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% occurs within a three-year period.

9. Commitments and Contingencies

The Company leases certain office space under non-cancelable operating lease agreements. Certain leases contain escalation clauses and require the Company to pay a share of any increases in operating expenses.

Future minimum lease payments under all non-cancelable operating lease arrangements as of December 31, 2004 are as follows:

2005	$1,134
2006	1,144
2007	612
2008	252

$3,142

Rent expense was $2,117, $326, and $214 for the years ended December 31, 2004, 2003 and 2002, respectively.

10. Employee Benefits

In 2001, the Company established a defined contribution 401(k) plan for employees who are at least 21 years of age and have been employed with the Company for at least three months. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation. The Company’s contributions to the plan are discretionary. Contributions were $0, $0, and $35,386 for the years ended December 31, 2004, 2003 and 2002, respectively.

11. Legal Proceedings

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

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except share and per share data)

12. Selected Quarterly Financial Data (Unaudited)

	Q1 2004	Q2 2004	Q3 2004	Q4 2004	Year 2004
Total Revenue	$3,071	$5,893	$7,001	$7,752	$23,717
Costs of Revenue	569	1,205	1,997	2,097	5,868

Gross Profit	2,502	4,688	5,004	5,655	17,849
Sales and marketing	2,984	3,835	4,482	5,283	16,584
Product development and support	1,589	2,070	1,686	2,311	7,656
General and administrative	1,612	1,855	2,061	2,700	8,228
Stock-based compensation	1,128	1,155	1,380	1,338	5,001

Operating loss	7,313	8,915	9,609	11,632	37,469

Loss from operations	(4,811)	(4,227)	(4,605)	(5,977)	(19,620)
Interest income (expense) and other, net	57	71	142	113	383

Net loss	$(4,754)	$(4,156)	$(4,463)	$(5,864)	$(19,237)

Basic and diluted loss per share	$(0.21)	$(0.17)	$(0.17)	$(0.21)	$(0.77)

Basic and diluted shares	22,472	23,881	26,301	27,834	25,122

	Q1 2003	Q2 2003	Q3 2003	Q4 2003	Year 2003
Total revenue	$1,193	$1,752	$2,207	$2,338	$7,490
Revenue from related party	—	—	—	475	475

Total net revenues	1,193	1,752	2,207	2,813	7,965
Costs of revenue	246	341	424	375	1,386

Gross profit	947	1,411	1,783	2,438	6,579
Sales and marketing	1,788	1,896	1,936	2,243	7,863
Product development and support	766	787	841	1,073	3,467
General and administrative	444	459	377	976	2,256
Stock-based compensation	373	509	978	986	2,846

Operating loss	3,371	3,651	4,132	5,278	16,432

Loss from operations	(2,424)	(2,240)	(2,349)	(2,840)	(9,853)
Interest income (expense) and other, net	7	3	(6)	(23)	(19)

Net loss	$(2,417)	$(2,237)	$(2,355)	$(2,863)	$(9,872)

Basic and diluted loss per share	$(0.28)	$(0.24)	$(0.23)	$(0.23)	$(0.97)

Basic and diluted shares	8,532	9,373	10,184	12,551	10,160