Form 10-Q
period 2005-03-31
KINTERA INC
filed 2005-05-10
CIK 1117119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of May 2, 2005 there were 31,414,739 shares of the registrant’s common stock outstanding.

KINTERA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KINTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

(unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$16,401	$20,862
Marketable securities	23,015	29,384
Accounts receivable, net of allowance for doubtful accounts of $590 and $482 at March 31, 2005 and December 31, 2004, respectively	7,001	6,471
Prepaid expenses and other current assets	2,294	1,970

Total current assets	48,711	58,687
Property and equipment, net	3,896	3,576
Software development costs, net	3,136	1,908
Other assets	277	191
Intangible assets, net	13,463	13,687
Goodwill	9,311	8,889

Total assets	$78,794	$86,938

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,580	$4,279
Accrued salaries and employee benefits	1,607	1,070
Donations payable to customers	2,610	4,610
Deferred revenue	8,406	8,149
Notes payable	176	139

Total current liabilities	15,379	18,247
Deferred rent and other	101	104
Commitment and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized at March 31, 2005 and December 31, 2004, no shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $.001 par value, 60,000,000 shares authorized; 31,365,474 and 31,138,387 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	31	31
Additional paid-in capital	132,964	131,867
Deferred compensation	(6,485)	(10,067)
Accumulated other comprehensive loss	(201)	(179)
Accumulated deficit	(62,995)	(53,065)

Total stockholders’ equity	63,314	68,587

Total liabilities and stockholders’ equity	$78,794	$86,938

See accompanying notes to unaudited condensed consolidated financial statements.

KINTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(shares and dollars in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2005	2004
Net revenues	$9,468	$3,071
Cost of revenues	2,736	569

Gross profit	6,732	2,502
Sales and marketing	7,336	2,984
Product development and support	2,449	1,589
General and administrative	3,050	1,612
Stock-based compensation	4,065	1,128

Total operating expenses	16,900	7,313

Operating loss	(10,168)	(4,811)
Interest income (expense) and other, net	238	57

Net loss	$(9,930)	$(4,754)

Basic and diluted net loss per share	$(0.33)	$(0.21)

Weighted average shares – basic and diluted	29,777	22,472

	For the three months ended March 31,
	2005	2004
Stock-based compensation includes the following:
Sales and marketing	$3,719	$653
Product development and support	126	246
General and administrative	220	229

	$4,065	$1,128

See accompanying notes to unaudited condensed consolidated financial statements.

KINTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2005	2004
Operating activities:
Net loss	$(9,930)	$(4,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	107	30
Depreciation	421	201
Amortization of software development costs	125	—
Amortization of intangible assets	824	173
Forgiveness of employee note	—	3
Interest expense associated with issuance of warrant	—	28
Stock-based compensation expense	19	88
Amortization of deferred compensation	4,060	1,056
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(640)	1,306
Prepaid expenses and other current assets	(323)	(199)
Accounts payable and accrued expenses	(1,696)	(738)
Accrued salaries and employee benefits	564	(37)
Donations payable to customers	(1,995)	573
Customer deposits	(323)	—
Deferred revenue	579	11
Deferred rent	3	20

Net cash used in operating activities	(8,205)	(2,239)
Investing activities:
Purchases of marketable securities	(1,503)	(22,657)
Sales and maturities of marketable securities	7,848	167
Acquisition costs, net of cash acquired	(614)	(221)
Purchases of property and equipment	(741)	(336)
Additions to software development costs	(1,352)	—
Other assets	(86)	(267)

Net cash provided by (used in) investing activities	3,552	(23,314)
Financing activities:
Draw on line of credit obligation	—	6
Payment of line of credit obligation	—	(143)
Proceeds from issuance and exercise of common stock and stock options	192	263

Net cash provided by financing activities	192	126

Net decrease in cash and cash equivalents	(4,461)	(25,427)
Cash and cash equivalents at beginning of period	20,862	38,480

Cash and cash equivalents at end of period	$16,401	$13,053

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$10

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock and options for acquisitions	$655	$8,544

See accompanying notes to unaudited condensed consolidated financial statements.

KINTERA, INC.

Notes to Unaudited Consolidated Financial Statements

(in thousands, except per share data)

1. Organization and Summary of Significant Accounting Policies

Description of Business

Kintera, Inc. (the “Company”) was incorporated in the state of Delaware on February 8, 2000. The Company is a provider of software and services that enable nonprofit organizations to use the Internet to increase donations, reduce fundraising costs, improve operations and build awareness and affinity for their causes by bringing their employees, volunteers and donors together in online, interactive communities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Kintera Sphere, is an enterprise-grade software system that integrates a suite of features including content management, contact management, communication, commerce, community and reporting. The Company receives revenues for upfront fees, monthly maintenance fees and transaction fees tied to the donations and purchases that the Company processes. The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (upon contract signing or receipt of an authorized purchase order from the customer); (2) delivery has occurred (upon performance of services in accordance with contract specifications); (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties (credit terms extending beyond twelve months or significantly longer than is customary are deemed not to be fixed and determinable); and (4) collection is reasonably assured (there are no indicators of non-payment based upon history with the customer and/or upon completion of credit procedures, if completed). As of March 31, 2005, and for each period presented, the Company did not have any arrangements with credit terms extending beyond twelve months. Billings made or payments received in advance of providing services are deferred until the period these services are provided. As of March 31, 2005, and December 31, 2004, the Company had $8.4 million and $8.1 million, respectively, of deferred revenue.

KINTERA, INC.

Notes to Unaudited Consolidated Financial Statements

(in thousands, except per share data)

The Company’s wealth profiling business provides a prospect screening tool designed for the fundraising community to find, profile, monitor, and dynamically rank the wealth in a nonprofit organization’s prospect database. The Company recognizes revenues from its wealth profiling business primarily from three sources: (1) software licensing; (2) post consumer support services of the software licenses; and (3) consulting services and related data processing fees. Revenue is recognized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition. Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred at the customer’s location, the fee is fixed or determinable and collection is probable. The Company uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and Vendor-Specific Objective Evidence (“VSOE”) of the fair value of all undelivered elements exists. VSOE of fair value is based on the normal pricing practices for those products and services when sold separately by the Company and customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

The Company’s awareness campaign business specializes in melding offline and online strategies and tools to build membership, affinity and impact for nonprofit organizations, political campaigns and unions. The Company recognizes revenue from its awareness campaign business primarily from four sources: (1) software licensing; (2) website development and customization; (3) messaging services (email/fax); and (4) consulting services. Revenue is recognized in accordance with AICPA SOP 97-2, Software Revenue Recognition. Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, fees from the arrangement are fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. VSOE of fair value is based on the normal pricing practices for those products and services when sold separately by the Company and customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

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

To date, the Company’s arrangements that contain multiple elements have been contracts that include upfront payments for activation, monthly fees for the maintenance and use of the Company’s software and transaction fees tied to the donations and purchases that the Company processes. Revenue associated with the upfront payments is deferred and recognized on a straight-line basis over the entire term of the contract which in general range from twelve to thirty-six months. Revenue related to monthly maintenance and transaction fees for donations made through the website are recognized as services are provided. Credit card fees directly associated with processing customer donations and billed to customers are excluded from revenues in accordance with Emerging Issues Task Force (“EITF”) consensus on Issue 99-19, Reporting Revenue Gross as a Principal verses Net as an Agent.

Software licenses are sold together with consulting services in Kintera’s wealth profiling, awareness campaign businesses and Fundware software products. When this occurs, license fees are recognized upon delivery provided that the revenue recognition criteria discussed above are met. The more significant factors considered in determining whether revenues should be accounted for separately include nature of the services (i.e., consideration whether services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the recognition of the software license fee. Payment of the license fees is not dependent upon the performance of the services, and the services do not provide significant customization or modification of the software products and are not essential to the functionality of the software that was delivered. For arrangements with services that are essential to the functionality of the software, the license and related service revenues are recognized upon completion of the delivery of the license and the services with the residual method utilized for the remaining elements in the contract.

KINTERA, INC.

Notes to Unaudited Consolidated Financial Statements

(in thousands, except per share data)

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

The Company enters into transactions that either exchange advertising for advertising (“Advertising Barter”) or advertising for other products and services (“Non-advertising Barter”). Advertising Barter transactions are recorded at the lesser of estimated fair value of the advertising received or given in accordance with the provisions of EITF Issue No. 99-17, “Accounting for Barter Transactions.” Revenue for barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Revenues for Non-advertising Barter transactions are recognized at the estimated fair value when the advertising spots received under such contracts are either used or sold to third parties. For the three months ended March 31, 2005, and 2004, the Company recognized $0.2 million and $0.3 million, respectively, of revenue in connection with co-marketing arrangements.

Software Development Costs

The Company accounts for Internal Use Software Development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). In accordance with SOP 98-1, costs to develop internal use computer software during the application development stage are capitalized. Internal use capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in depreciation and amortization. For the three months ended March 31, 2005 and 2004, the Company capitalized $0.1 million and $0 in internally developed internal use software, respectively.

The Company accounts for the development cost of software that is marketed to customers in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when software has completed a detail program design for its intended use. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in depreciation and amortization. The Company periodically reviews the software that has been capitalized for impairment. For the three months ended March 31, 2005 and 2004, the Company capitalized $1.2 million and $0 in internally developed software to be sold, leased or otherwise marketed, respectively.

Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of the Company’s employee stock options is equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Certain of the Company’s stock options have been granted with exercise prices below the fair value of the Company’s common stock. For these stock options, the Company has recorded deferred stock-based compensation for the difference between their exercise prices and such fair values which is being amortized to expense on a straight-line method over the stock option’s vesting period.

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

Pro forma information regarding net loss is required by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), and has been determined as if the Company had accounted for its employee stock options under the fair value method.

Future pro forma results of operations under SFAS No. 123 may be materially different from actual amounts reported. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The

KINTERA, INC.

Notes to Unaudited Consolidated Financial Statements

(in thousands, except per share data)

Company’s expected dividends yield is 0% and has used an estimated volatility factor of 51% and 80% for the three months ended March 31, 2005 and 2004, respectively.

The following table illustrates the effect on net losses if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Three months ended March 31,
	2005	2004
Net loss—as reported	$(9,930)	$(4,754)
Add: Stock-based employee compensation expense included in reported net loss (excludes amount of a non-cash charge for vesting stock related to the CTSG acquisition)	1,124	1,144
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	(2,390)	(1,385)

Pro forma net loss	$(11,196)	$(4,995)

Net loss per share:
Basic and diluted—as reported	$(0.33)	$(0.21)

Basic and diluted—pro forma	$(0.38)	$(0.22)

Comprehensive Income (Loss)

Comprehensive loss is the total of net loss and all other non-owner changes in stockholders’ equity. The Company’s other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale investments and foreign currency translation. The components of comprehensive income (loss) are as follows:

	Three months ended March 31,
	2005	2004
Net loss	$(9,930)	$(4,754)
Other comprehensive income
Change in unrealized gain on investments	23	26

Total comprehensive loss	$(9,907)	$(4,728)

Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”), basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Potentially dilutive securities are not considered in the calculation of net loss per common share as their inclusions would be anti-dilutive.

In accordance with SAB No. 98, Common Shares Issued for Nominal Consideration (“SAB 98”) these shares, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

KINTERA, INC.

Notes to Unaudited Consolidated Financial Statements

(in thousands, except per share data)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three months ended March 31,
	2005	2004
Numerator
Net loss	$(9,930)	$(4,754)
Denominator
Basic and diluted:
Weighted average common shares outstanding	31,204,251	23,886,776
Less: Weighted average shares subject to repurchase	(1,427,739)	(1,414,891)

Denominator on basic calculation	29,776,512	22,471,885

Basic and diluted net loss per share	$(0.33)	$(0.21)

The following table summarizes potential common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive:

Common Stock Equivalents	March 31, 2005	March 31, 2004
Common stock subject to repurchase	1,083,280	1,326,501
Options to purchase common stock	5,317,713	3,266,715
Warrants to purchase common stock	20,000	20,000

	6,420,993	4,613,216

Segment Information

In accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), the Company is required to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company believes it operates in a single business segment.

Contingent Consideration

In connection with certain of the Company’s acquisitions, if certain future internal performance goals are later satisfied, the aggregate consideration for the respective acquisition may be increased. Such additional consideration, if earned, will be paid in the form of additional shares of the Company’s common stock, which were reserved for that purpose. Any additional consideration paid will be allocated between goodwill, stock-based compensation expense and deferred compensation. The measurement, recognition and allocation of contingent consideration are accounted for using the following principles:

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

Amount Allocated to Goodwill

In accordance with EITF No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (“EITF 95-8”) and FIN 44 Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), the portion of additional consideration issuable to holders of unrestricted common stock and fully vested options as of the acquisition date is recorded as additional purchase price, as the consideration is unrelated to continuing employment with the Company. Such portion is allocated to goodwill.

KINTERA, INC.

Notes to Unaudited Consolidated Financial Statements

(in thousands, except per share data)

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

Amount Allocated to Deferred Compensation

Additional consideration related to options and restricted stock that remain unvested when the contingency is satisfied is recorded as deferred compensation expense under EITF 95-8 and FIN 44, as such consideration will only be earned to the extent that the holder of such options or restricted stock continues to be employed by the Company and meets the vesting requirements. The amount recorded as deferred compensation is based upon the intrinsic value of the restricted stock and unvested options at the date at which the contingency is satisfied. The Company amortizes such deferred compensation over the remaining vesting period of the underlying restricted stock and unvested options. In the event that a holder does not fully vest in the restricted stock or unvested options, the unamortized portion of deferred compensation is eliminated. No contingent consideration was earned during the three months ended March 31, 2005 or 2004.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. In April 2005, the Securities and Exchange Commission approved a new rule that delays the effective date of Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payments, which requires companies to expense the value of employee and director stock options and similar awards. FAS 123(R) is now effective January 1, 2006, for the Company. The Company is reviewing the timing and methodology for implementation, as well as the fair value model to be used for valuing share-based payments.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (FAS 153) which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. The Company is required to adopt FAS 153 for nonmonetary asset exchanges occurring in the first quarter of fiscal year 2006 and its adoption is not expected to have a significant impact on the Company’s results of operations, financial condition or cash flows.

2. Acquisitions

Gold Box, Inc.

In February 2005, the Company completed the acquisition of Gold Box, Inc. (“Gold Box”), a business which allows an individual to create a personalized charity gift card or gift certificate. The Company issued approximately 98,000 shares of restricted common stock and paid approximately $250,000 in cash. The approximately 98,000 shares of restricted common stock are being held in escrow and may be released to the stockholders of Gold Box if the revenue generated from Gold Box’s business during the year following the closing meets certain targets.

The aggregate purchase price for Gold Box of approximately $0.9 million plus acquisition costs of approximately $65,000 was primarily allocated as follows:

March 31, 2005
Gold Box, Inc.
Intangible assets	$576
Goodwill	345

Total assets acquired	921
Deferred compensation	35

Total net assets acquired	$956

The acquired intangible assets represent the intellectual property of Gold Box and were assigned an estimated useful life of five years for amortization purposes. The Company is performing purchase price allocation studies. Any differences between the initial purchase price allocation and the final purchase price allocation will primarily be related to the distribution between intangible assets and goodwill of the excess purchase price over net tangible assets acquired.

KINTERA, INC.

Notes to Unaudited Consolidated Financial Statements

(in thousands, except per share data)

3. Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. As of the date of this report, the Company is not a party to any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.

4. Recent Event

In April 2005, the Company released and accelerated vesting on 258,483 shares of common stock, formerly held in escrow, to the former shareholders of Carol/Trevelyan Strategy Group (“CTSG”) upon the fulfillment of certain milestones. As a result of such vesting, the Company realized a stock compensation charge of approximately $3.0 million in the quarter ended March 31, 2005.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2004 and other reports and filings made with the Securities and Exchange Commission.

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

Since inception, we have significantly increased our revenues through a combination of factors, including (i) obtaining new customers, (ii) expanding existing customer relationships, (iii) acquiring complementary businesses, (iv) expanding the features of Kintera Sphere, (v) increasing the number and amount of donations we process that result in transaction-based fees and (vi) offering new and improved products and services. Although our revenues have increased substantially in recent periods, we have experienced significant net losses and negative cash flows from operations in each fiscal period since inception, and as of March 31, 2005, we had an accumulated deficit of $63.0 million.

We have derived the majority of our historical revenues from fees paid by nonprofit organizations for their use of Kintera Sphere, and we anticipate that fees related to Kintera Sphere will account for the majority of our revenues in future periods. The fees we receive for Kintera Sphere include upfront and monthly service fees that nonprofit organizations pay for access to Kintera Sphere as well as transaction-based fees tied to donations and purchases we process. The number and size of transactions we process tends to be seasonal, with the first calendar quarter representing the seasonal low for non-profit fundraising. We also generate revenues from our services offerings for wealth profiling and screening, advocacy campaigns and directed giving, as well as from licensing of our accounting software.

We derive a significant amount of our Kintera Sphere revenues from upfront service fees, which are deferred and recognized as revenue over the entire term of our contracts. Conversely, we recognize the operating expenses associated with generation of revenues from upfront service fees as they are incurred. Our operating expenses continue to increase as we expand our selling and marketing efforts and administrative infrastructure to support increased sales that we will recognize as revenue in subsequent periods. We anticipate that our operating expenses will continue to grow in the near term. As a result, because of the deferral of recognition of a portion of our revenues, our revenues and operating results may not increase at the same rate as our operating expenses incurred to support revenue recognized in future periods.

Our wealth profiling business provides a prospect-screening tool designed for the fundraising community to find, profile, monitor, and dynamically rank the wealth in a nonprofit organization’s prospect database. We recognize revenues from the wealth profiling business from primarily three sources: (1) software licensing; (2) post consumer support services of the software licenses; and (3) consulting services and related data processing fees. Our awareness campaign business specializes in melding offline and online strategies and tools to build membership, affinity and impact for nonprofit organizations, political campaigns and unions. We recognize revenue from the awareness campaign business from primarily four sources: (1) software licensing; (2) website development and customization; (3) messaging services (email/fax); and (4) consulting services. Through our FundWare business, we derive revenue from license fees for the FundWare accounting software package, as well as related product support, professional services and outsourced payroll services.

We currently market Kintera Sphere and our other products and services through a direct sales force that includes personnel located in our corporate headquarters and throughout the United States. We also market and sell our FundWare products and services through a value added reseller network. We hope to grow this value added resale channel to reduce marketing and sales costs per contract revenue generated and to reduce deployment costs. Our customers include health organizations, educational institutions, religious institutions, professional associations, political organizations, civic organizations and other charities, at both a local and national level. A small group of nonprofit organizations in each fiscal period may account for a large portion of our revenues. The significance of a particular customer or group of customers in a given period will depend on the nature and size of their fundraising events in that period as well as the scope of their use of Kintera Sphere. To continue our revenue growth, we must both obtain new customers and expand our existing customer relationships through usage of Kintera Sphere.

We are currently shifting our pricing strategy from one focused primarily on building market share to one more focused on higher margins. We believe that this shift in focus can be successful due to our current brand visibility and product and market leadership. To implement this business strategy, we have developed and implemented a new pricing structure, with a focus on increased margins and tighter cost controls.

Completion of Acquisitions in 2005

In February 2005, the Company completed the acquisition of Gold Box, Inc. (“Gold Box”), a business which allows an individual to create a personalized charity gift card or gift certificate. The Company issued approximately 98,000 shares of restricted common stock and paid approximately $250,000 in cash. The approximately 98,000 shares of restricted common stock are being held in escrow and may be released to the stockholders of Gold Box if the revenue generated from Gold Box’s business during the year following the closing meets certain targets.

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

We had 512 employees as of March 31, 2005 and intend to hire a significant number of employees in the future. This expansion will likely place significant demands on our management and operational resources. To manage rapid growth and increased customer demand for our service, we must continue to invest in and implement additional operational systems, procedures and controls.

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

You should refer to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 for a discussion of our policies on revenue recognition, accounting for goodwill and other intangible assets, accounting for stock-based compensation and accounting for income taxes. See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for an updated discussion of our revenue recognition policies.

Results of Operations

Comparison of Results for the Three Months Ended March 31, 2005, to the Three Months Ended March 31, 2004

Revenues. Revenue increased to $9.5 million, an increase of 208% for the three months ended March 31, 2005, from $3.1 million for the three months ended March 31, 2004. The revenues for each of these periods were as follows:

	For the three months ended March 31,
(in thousands, except percent change)	2005	2004	Percent change
Transaction and data processing fees	$3,720	$1,380	170%
Monthly service fees	4,567	943	384%
Amortization of upfront fees and other	1,181	748	58%

Total	$9,468	$3,071

The increase in revenue for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily related to internal growth, revenue generated from acquired businesses such as Fundware and increased processing of online donations related to tsunami relief and included increases in transaction fees and data purchases of $2.3 million, monthly service fees of $3.6 million, and amortization of upfront fees and other of $0.4 million. Billings made or payments received in advance of providing services are deferred until the period these services are provided. As of March 31, 2005, and December 31, 2004, we had $8.4 million and $8.1 million, respectively, of deferred revenue.

Cost of Revenues. Cost of revenues increased to $2.7 million, or 381%, for the three months ended March 31, 2005, from $0.6 million for the three months ended March 31, 2004. The $2.1 million increase resulted primarily from the increase in customer service personnel and customer support requirements due to increased sales contracts from internal growth and completed acquisitions as well as increased salaries.

Sales and Marketing. Sales and marketing expenses increased to $7.3 million, or 145%, for the three months ended March 31, 2005, from $3.0 million for the three months ended March 31, 2004. The $4.4 million increase resulted primarily from the expansion of our sales force and customer support staff, both internally and from completed acquisitions, higher than anticipated labor costs, increased commissions from increased sales, and increased travel, advertising and trade show expenses.

Product Development and Support. Product development and support expenses increased to $2.4 million, or 54%, for the three months ended March 31, 2005, from $1.6 million for the three months ended March 31, 2004. The $0.9 million increase is primarily related to the increase in personnel and related costs, both internally and from completed acquisitions, to support the development and enhancement of Kintera Sphere and the expenses net of costs capitalized as internally developed software.

General and Administrative. General and administrative expenses increased to $3.1 million, or 89%, for the three months ended March 31, 2005, from $1.6 million for the three months ended March 31, 2004. The $1.4 million increase resulted primarily from the increase in personnel and higher than anticipated costs and professional fees related to audit, Sarbanes-Oxley compliance and legal activities.

Stock-based Compensation. Stock-based compensation increased to $4.1 million for the three months ended March 31, 2005, compared to $1.1 million for the three months ended March 31, 2004 due to a non-cash charge of approximately $3.0 million in connection with the CTSG shareholders vesting stock, related to the fulfillment of certain milestones.

Liquidity and Capital Resources

We have historically funded our operations principally through sales of equity securities. In December 2003, we completed our initial public offering and received net proceeds of $36.1 million, including $4.9 million from the exercise of the underwriters’ over allotment option. In July 2004, we sold 2,500,000 shares of our common stock in a private placement at a price of $8.00 per share for net proceeds of approximately $18.5 million. We completed another private placement in December 2004 and sold 2,500,000 shares of common stock at a price of $7.00 per share for net proceeds of approximately $16.3 million. As of March 31, 2005, we had cash, cash equivalents and short-term investments totaling approximately $39.4 million.

At March 31, 2005, we had working capital of $33.3 million compared to a working capital of $40.4 million at December 31, 2004. Cash used in operating activities for the three month period ended March 31, 2005 was $8.2 million resulting primarily from the $9.9 million loss for the period, a decrease of $1.7 million in accounts payable and accrued expenses, a decrease of $2.0 in donations payable to customers and an increase of $0.3 in customer deposits offset by an increase of $0.6 in accounts receivables, a $0.5 increase in accrued salaries and an increase of $0.3 for deferred revenue, net of customer deposits.

Net cash provided by investing activities was $3.6 million for the three months ended March 31, 2005. This was primarily the result of the sale of $7.8 million of marketable securities, partially offset by the purchase of marketable securities of $1.5 million, purchases of property and equipment of $0.7 million, development of internal software of $1.4 million and acquisition and other costs of $0.6 million.

Net cash used in investing activities was $23.3 million for the three months ended March 31, 2004. This was primarily the result of the purchase of marketable securities of approximately $22.7 million partially offset by purchases of property and equipment of $0.3 million and acquisition and other costs of $0.2 million.

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2005. This was primarily the result from exercise of stock options. Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2004 and was primarily from sale of our stock in our Employee Stock Purchase Plan.

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

We currently do not believe we have any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RISK FACTORS

You should consider each of the following factors as well as the other information in this Quarterly Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report, including our financial statements and the related notes.

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

We have experienced operating and net losses in each fiscal quarter since our inception, and as of March 31, 2005, we had an accumulated deficit of $63.0 million. We incurred net losses of $10.0 million for the three months ended March 31, 2005, and $4.8 million for the three months ended March 31, 2004. We will need to increase revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We also may fail to accurately estimate our increased operating expenses as we grow. If our operating expenses exceed our expectations, our financial performance will be adversely affected.

Our operating results have fluctuated and may fluctuate significantly, and these fluctuations may cause our stock price to fall.

Our operating results have varied significantly in the past and will likely vary in the future as the result of fluctuations in our revenues and operating expenses. For example, our revenues increased to $9.5 million for the three months ended March 31, 2005, from $3.1 million for the three months ended March 31, 2004, and our net loss increased to $10.0 million for the three months ended March 31, 2005, from $4.8 million for the three months ended March 31, 2004. We expect that our operating expenses may increase in the future as we expand our selling and marketing activities and hire additional personnel. Our revenues in any period depend substantially on monthly service fees, on the number and size of donations that we process in that period for customer sponsored fundraising events and on the sale and license of our software products. In addition, the number and size of transactions we process tends to be seasonal, with the first calendar quarter representing the seasonal low for non-profit fundraising. As a result, it is possible that in some future periods, our revenues may not meet our expectations or, due to our increased expense levels, our results of operations may be below the expectations of current or potential investors. If this occurs, the price of our common stock may decline.

Recent acquisitions and potential future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources, which could prevent us from properly servicing and maintaining customer relationships.

Acquisitions have been an important part of our development to date. During 2004, we completed acquisitions of several complementary businesses including Prospect Information Network, Carol/Trevelyan Strategy Group, BNW, Inc., Kindmark, Kamtech, Inc., Giving Capital, Inc. and American Fundware, Inc. In 2005, we completed the acquisition of Gold Box, Inc. We are in the process of integrating the operations of these businesses with ours and finalizing the purchase price allocation for each of these acquisitions. We cannot assure you that we will succeed in completing these integration efforts on a timely basis, or at all. As part of our business strategy, we may acquire companies, services and technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with important customer contacts or otherwise offer growth opportunities. Acquisitions and investments involve numerous risks, including:

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

Since commencing operations in 2000, we have experienced significant growth, and we anticipate that significant expansion will continue to be required to address potential market opportunities. We anticipate significantly expanding the size of our sales and marketing and product development staff. There can be no assurance that our infrastructure will be sufficiently scalable to manage our projected growth. For example, our anticipated growth will result in a significant increase in the volume of transactions handled by our payment processing system. If we are unable to sufficiently enhance and improve this system to handle this increased volume, our profitability and growth may suffer. There also can be no assurance that if we continue to expand our operations, management will be effective in expanding our physical facilities or that our systems, procedures or controls will be adequate to support such expansion. Our inability to manage our growth may harm our business.

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

We have primarily sold our Kintera Sphere solution to nonprofit organizations in the health and human services, religion and education sectors, in part because they rely on special events for fundraising. Based on our experience, we believe that many nonprofit organizations in all nonprofit sectors are still unaware of the benefits that can be achieved through the use of Kintera Sphere. We intend to commit significant resources to promote awareness of Kintera Sphere, but we cannot assure you that we will be successful in this effort. Developing and maintaining awareness of Kintera Sphere is important to our success. If we fail to successfully promote Kintera Sphere, our financial condition could suffer.

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

It is possible that the payment processing component of Kintera Sphere and certain services we provide are subject to various governmental regulations. In addition, we may be subject to the privacy provisions of the Gramm-Leach-Bliley Act and related regulations. Pending and enacted legislation at the state and federal levels may also restrict further our information gathering and disclosure practices, for example, by requiring us to comply with extensive and costly registration, reporting or disclosure requirements. Existing and potential future privacy laws may limit our ability to develop new products and services that make use of data gathered through our service. The provisions of these laws and related regulations are complicated, and we do not have extensive experience with these laws and related regulations. Even technical violations of these laws can result in penalties that are assessed for each non-compliant transaction. Given the high volumes of transactions we process, if we were found to be subject to and in violation of any of these laws or regulations, our business would suffer and we would likely have to change our business practices. In addition, these laws and regulations could impose significant compliance costs on us and make it more difficult for donors to make online donations.

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

We have derived the substantial majority of our historical revenues from fees paid by nonprofit organizations related to their use of Kintera Sphere, and we anticipate that Kintera Sphere will account for an increasing portion of our revenues in future periods. The fees we receive for Kintera Sphere include upfront fees that nonprofit organizations pay for the right to access to Kintera Sphere. We recognize revenue from the upfront service fees over the term of the contract, which is typically one year or more. As a result, a portion of our revenues in each quarter is deferred revenue from contracts entered into and paid for during previous quarters. Because of this deferred revenue, the revenues we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of Kintera Sphere.

Our ability to generate increased revenues depends in part on the efforts of our strategic partners, over whom we have little control.

Our ability to generate increased revenues depends in part upon the ability and willingness of our strategic partners to increase awareness of our solution to their customers, and we cannot control the level of effort these partners expend or the extent to which any of them will be successful in increasing awareness of our solution. We may not be able to prevent these parties from devoting greater resources to support services developed by them or other third parties. If our strategic partners fail to increase awareness of our solution or to assist us in getting access to decision-makers, then we may need to increase our marketing expenses, change our marketing strategy or enter into marketing relationships with different parties, any of which decision could impair our ability to generate increased revenues.

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

In addition, we recently appointed Richard Davidson as our new Chief Financial Officer and hired a new corporate controller. Because of these changes, these newly-hired employees have not worked with our senior management team and finance personnel for a significant length of time, and we cannot assure you that these management transitions will not result in some disruption of our business. If our new senior management team and finance department are unable to work together effectively to implement our strategies, manage our operations and accomplish our objectives, our business, operations and financial results could be severely impaired.

Because competition for highly qualified sales and software development personnel is intense, we may not be able to attract and retain the employees we need to support our planned growth.

To execute our growth plan, we have significantly increased the size of our sales force and software development staff and must continue to do so. To successfully meet our objectives, we must continue to attract and retain highly qualified sales and software development personnel with specialized skill sets focused on the nonprofit industry. Competition for qualified sales and software development personnel can be intense, and we cannot assure you that we will be successful in retaining current employees or attracting and retaining new ones. The pool of qualified personnel with experience working with or selling to non-profit organizations is limited. Our ability to expand our sales team will depend on our ability to recruit, train and retain top quality people with advanced skills who understand sales to nonprofit organizations. Because the sale of online fund raising solutions is still relatively new, there is a shortage of sales personnel with the experience we need. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for our business. In addition, it takes time for our new sales personnel to become productive, particularly with respect to obtaining major customer accounts. In many cases, newly hired sales personnel are unable to develop their skills rapidly enough, which results in a relatively high turnover rate and a corresponding increased need to make continual new hires. If we are unable to hire or retain qualified sales and software development personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity slower than anticipated, it would be more difficult for us to sell our solution, and we may experience a shortfall in revenues and not achieve our planned growth.

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

Our success and ability to compete depend in part on our internally developed technology and software applications. We rely on patent, trademark, copyright and trade secret laws and restrictions in the United States and other jurisdictions, together with contractual restrictions on our employees, strategic partners and customers, to protect our proprietary rights. Any of our trademarks may be challenged by others or invalidated through administrative process or litigation. As of March 31, 2005, we have three issued patents, one patent pending and waiting issuance and 18 pending patent applications in the United States. We may not be successful in obtaining these patents and we may be unable to obtain additional patent protection in the future. In addition, any issued patents may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our solution is available. As a result, we cannot assure you that our means of protecting our proprietary rights will be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our revenues and prospects for growth.

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

Our capital requirements will depend on many factors, including:

•	acceptance of, and demand for, Kintera Sphere and our other product and service offerings;

•	the costs of developing new products, services or technology;

•	the extent to which we invest in new technology and product development;

•	the number and timing of acquisitions and other strategic transactions; and

•	the costs associated with the growth of our business, if any.

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

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including Harry A. Gruber, M.D., our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, Harry A. Gruber, M.D., our principal executive officer and our principal financial officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

During the quarterly period ended March 31, 2005, we transitioned to using a new financial accounting software system produced by Great Plains for our internal financial accounting functions. In addition, we revised our policies and procedures regarding reimbursement of employee expenses to require additional monitoring and verification of expenses prior to their repayment. Other than these items, there has been no change in our internal control over financial reporting during the quarterly period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is not currently aware of any such legal proceedings or claims that the Company believes it will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In February 2005, the Company issued 98,412 unregistered shares of our common stock in connection with our acquisition of Gold Box, Inc. (“Gold Box”). The shares of common stock, all of which are being held in escrow and may be released if certain revenue targets are met, were issued to 10 former stockholders of Gold Box pursuant to an Agreement and Plan of Merger and Reorganization entered into by and among us, Charitygift Acquisition Corporation, Gold Box and certain Gold Box stockholders. The shares of common stock were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated under the Securities Act, as the issuance of such shares did not involve a public offering.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description of Document

2.4(1)	Agreement and Plan of Merger and Reorganization by and among the Registrant, Sunday Acquisition Corporation, Carol/Trevelyan Strategy Group, Inc. and Dan Carol, Stryder Thompkins, Greg Nelson and Stuart Trevelyan

3.2(2)	Amended and Restated Certificate of Incorporation of the Registrant

3.4(2)	Amended and Restated Bylaws of the Registrant

4.1(2)	Specimen Common Stock Certificate,

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed on Current Report on Form 8-K/A on November 3, 2004

(2)	Previously filed with Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-109169) dated December 10, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINTERA, INC.

By:	/s/ Harry E. Gruber, M.D.
Harry E. Gruber, M.D. President and Chief Executive Officer

Date: May 10, 2005