Form 10-Q/A
period 2005-03-31
KINTERA INC
filed 2005-08-15
CIK 1117119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Kintera, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2005 (this “Amendment”) to reflect the restatement of its consolidated financial statements for the fiscal quarter ended March 31, 2005 and to amend and restate Items 1, 2 and 4 of Part I, Item 6 of Part II and the principal executive officer and principal financial officer certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 contained in the original filing made with the Securities and Exchange Commission on May 10, 2005 (the “Prior Report”). In the restated financial statements, the Company corrects its accounting treatment of certain software development costs which had previously been capitalized in error and accounts for such costs as current period operating expenses. The restated financial statements also reflect the correction of other individually immaterial errors contained in the financial statements included in the Prior Report. Please refer to Note 2 of the financial statements included in Item 1 for a description and quantification of the restatement.

This Prior Report has not been updated except as required to reflect the effects of the restatement and the amendment and restatement of the items indicated above. Items included in the Prior Report that are not included herein are not amended and remain in effect as of the date of the original filing of the Prior Report. Additionally, other than as indicated above, this Amendment does not provide an update or a discussion of any other events that have occurred since the filing of the Prior Report. Accordingly, this Amendment should be read in conjunction with any filings made with the Securities and Exchange Commission subsequent to the filing of the Prior Report.

KINTERA, INC.

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

INDEX

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004 (unaudited)	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 6.	Exhibits	25

	Signature	26

	Certifications
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KINTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

(unaudited)

	March 31, 2005	December 31, 2004
	Restated
Assets
Current assets:
Cash and cash equivalents	$16,401	$20,862
Marketable securities	23,015	29,384
Accounts receivable, net of allowance for doubtful accounts of $590 and $482 at March 31, 2005 and December 31, 2004, respectively	6,819	6,471
Prepaid expenses and other current assets	2,127	1,970

Total current assets	48,362	58,687
Property and equipment, net	3,896	3,576
Software development costs, net	1,763	1,908
Other assets	277	191
Intangible assets, net	13,463	13,687
Goodwill	9,311	8,889

Total assets	$77,072	$86,938

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,609	$4,279
Accrued salaries and employee benefits	1,607	1,070
Donations payable to customers	2,610	4,610
Deferred revenue	8,399	8,149
Notes payable	176	139

Total current liabilities	15,401	18,247
Deferred rent and other	101	104
Commitment and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized at March 31, 2005 and December 31, 2004, no shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $.001 par value, 60,000,000 shares authorized; 31,365,474 and 31,138,387 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	31	31
Additional paid-in capital	132,964	131,867
Deferred compensation	(6,485)	(10,067)
Accumulated other comprehensive loss	(201)	(179)
Accumulated deficit	(64,739)	(53,065)

Total stockholders’ equity	61,570	68,587

Total liabilities and stockholders’ equity	$77,072	$86,938

See accompanying notes to unaudited condensed consolidated financial statements.

KINTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(shares and dollars in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2005	2004
	Restated
Net revenues	$9,334	$3,071
Cost of revenues	2,730	569

Gross profit	6,604	2,502
Sales and marketing	7,392	2,984
Product development and support	3,884	1,589
General and administrative	3,163	1,612
Stock-based compensation	4,065	1,128

Total operating expenses	18,504	7,313

Operating loss	(11,900)	(4,811)
Interest income (expense) and other, net	226	57

Net loss	$(11,674)	$(4,754)

Basic and diluted net loss per share	$(0.39)	$(0.21)

Weighted average shares – basic and diluted	29,777	22,472

	For the three months ended March 31,
	2005	2004
Stock-based compensation includes the following:
Sales and marketing	$3,719	$653
Product development and support	126	246
General and administrative	220	229

	$4,065	$1,128

See accompanying notes to unaudited condensed consolidated financial statements.

KINTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2005	2004
	Restated
Operating activities:
Net loss	$(11,674)	$(4,754)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	115	30
Depreciation	421	201
Amortization of software development costs	119	—
Amortization of intangible assets	824	173
Forgiveness of employee note	—	3
Interest expense associated with issuance of warrant	—	28
Stock-based compensation expense	19	88
Amortization of deferred compensation	4,060	1,056
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(466)	1,306
Prepaid expenses and other current assets	(156)	(199)
Accounts payable and accrued expenses	(1,696)	(738)
Accrued salaries and employee benefits	564	(37)
Donations payable to customers	(1,966)	573
Customer deposits	(323)	—
Deferred revenue	572	11
Deferred rent	3	20

Cash used in operating activities	(9,584)	(2,239)
Investing activities:
Purchases of marketable securities	(1,503)	(22,657)
Sales and maturities of marketable securities	7,848	167
Acquisition costs, net of cash acquired	(614)	(221)
Purchases of property and equipment	(741)	(336)
Software development costs	27	—
Other assets	(86)	(267)

Cash provided by (used in) investing activities	4,931	(23,314)
Financing activities:
Draw on line of credit obligation	—	6
Payment of line of credit obligation	—	(143)
Proceeds from issuance and exercise of common stock and stock options	192	263

Cash provided by financing activities	192	126

Net decrease in cash and cash equivalents	(4,461)	(25,427)
Cash and cash equivalents at beginning of period	20,862	38,480

Cash and cash equivalents at end of period	$16,401	$13,053

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$10

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock and options for acquisitions	$655	$8,544

See accompanying notes to unaudited condensed consolidated financial statements.

KINTERA, INC.

Notes to Unaudited Consolidated Financial Statements

(in thousands, except per share data) (restated)

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

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company limits its exposure to credit loss by placing its cash and cash equivalents and short-term investments with high credit quality financial institutions. In general, the Company does not require collateral on its arrangements with customers. The Company has accounts receivable related to upfront and monthly maintenance fees typically with credit terms of 30-60 days. The Company provides reserves against accounts receivables for estimated losses that may result from customers’ inability to pay. The amount of the reserve is determined by analyzing known uncollectible accounts, aged receivables, and economic conditions in the customers’ industry, historical losses and changes in customer creditworthiness. Write-offs to date have not been material.

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

(in thousands, except per share data) (restated)

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

To date, the Company’s arrangements that contain multiple elements have been contracts that include upfront payments for activation, monthly fees for the maintenance and use of the Company’s software and transaction fees tied to the donations and purchases that the Company processes. Revenue associated with the upfront payments is deferred and recognized on a straight-line basis over the entire term of the contract which in general ranges from twelve to thirty-six months. Revenue related to monthly maintenance and transaction fees for donations made through the website are recognized as services are provided. Credit card fees directly associated with processing customer donations and billed to customers are excluded from revenues in accordance with Emerging Issues Task Force (“EITF”) consensus on Issue 99-19, Reporting Revenue Gross as a Principal verses Net as an Agent.

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

Software Development Costs

The Company accounts for Internal Use Software Development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). In accordance with SOP 98-1, costs to develop internal use computer software during the application development stage are capitalized. Internal use capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in depreciation and amortization. Amounts capitalized to date have been immaterial.

The Company accounts for the development cost of software that is marketed to customers in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when software has completed a detail program design for its intended use. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in depreciation and amortization. The Company periodically reviews the software that has been capitalized for impairment. Amounts capitalized to date have been immaterial.

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

(in thousands, except per share data) (restated)

Company’s expected dividends yield is 0% and has used an estimated volatility factor of 51% and 80% for the three months ended March 31, 2005 and 2004, respectively.

The following table illustrates the effect on net losses if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Three months ended March 31,
	2005	2004
	Restated
Net loss—as reported	$(11,674)	$(4,754)
Add: Stock-based employee compensation expense included in reported net loss (excludes amount of a non-cash charge for vesting stock related to the CTSG acquisition)	1,124	1,144
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	(2,390)	(1,385)

Pro forma net loss	$(12,940)	$(4,995)

Net loss per share:
Basic and diluted—as reported	$(0.39)	$(0.21)

Basic and diluted—pro forma	$(0.43)	$(0.22)

Comprehensive Income (Loss)

Comprehensive loss is the total of net loss and all other non-owner changes in stockholders’ equity. The Company’s other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale investments and foreign currency translation. The components of comprehensive income (loss) are as follows:

	Three months ended March 31,
	2005	2004
	Restated
Net loss	$(11,674)	$(4,754)
Other comprehensive income
Change in unrealized gain (loss) on investments	(23)	26

Total comprehensive loss	$(11,697)	$(4,728)

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

KINTERA, INC.

Notes to Unaudited Consolidated Financial Statements

(in thousands, except per share data) (restated)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three months ended March 31,
	2005	2004
	Restated
Numerator
Net loss	$(11,674)	$(4,754)
Denominator
Basic and diluted:
Weighted average common shares outstanding	31,204,251	23,886,776
Less: Weighted average shares subject to repurchase	(1,427,739)	(1,414,891)

Denominator on basic calculation	29,776,512	22,471,885

Basic and diluted net loss per share	$(0.39)	$(0.21)

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

(in thousands, except per share data) (restated)

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. In April 2005, the Securities and Exchange Commission approved a new rule that delays the effective date of Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payments, which requires companies to expense the value of employee and director stock options and similar awards. FAS 123(R) is now effective January 1, 2006, for the Company. The Company is reviewing the timing and methodology for implementation, as well as the fair value model to be used for valuing share-based payments.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“FAS 153”) which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. The Company is required to adopt FAS 153 for nonmonetary asset exchanges occurring in the first quarter of fiscal year 2006 and its adoption is not expected to have a significant impact on the Company’s results of operations, financial condition or cash flows.

Note 2. Restatement

During the review of its consolidated financial statements for the second fiscal quarter of 2005, the Company determined that its consolidated financial statements for the fiscal quarter ended March 31, 2005 required restatement to correct its accounting treatment of certain software development costs which had previously been capitalized in error prior to the achievement of technological feasibility required by SFAS 86, and during the preliminary project stage under the provision of SOP 98-1. These costs are now being recorded as current period operating expenses. The restated financial statements also reflect the correction of other individually immaterial errors contained in the financial statements included in the Prior Report. These errors related to the accounting for salaries and wages, revenue attributable to terminated contracts and the timing of the conversion of accounts receivable to cash. The effects of the restatement on the consolidated financial statements and a description of the adjustments are provided below.

		Current Period
	Previously Reported $	Corrections $	As Restated $	Notes
Statement of Operations
For the three months ended March 31, 2005
Revenue	9,468	(134)	9,334	(1)
Cost of revenues	2,736	(6)	2,730	(2)
Sales and marketing	7,336	56	7,392	(3)
Product development and support	2,449	1,435	3,884	(2)(3)
General and administrative	3,050	113	3,163	(3)(4)
Interest income (expense) and other, net	238	(12)	226	(5)
Net loss	(9,930)	(1,744)	(11,674)
Basic and diluted net loss per share	(0.33)	(0.06)	(0.39)

Balance Sheet
As of March 31, 2005
Assets
Accounts receivable, net	7,001	(182)	6,819	(1)
Prepaid expenses and other current assets	2,294	(167)	2,127	(3)
Total current assets	48,711	(349)	48,362
Software development costs, net	3,136	(1,373)	1,763	(2)
Total assets	78,794	(1,722)	77,072

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	2,580	29	2,609	(1)
Deferred revenue	8,406	(7)	8,399	(1)
Total current liabilities	15,379	22	15,401
Accumulated deficit	(62,995)	(1,744)	(64,739)
Total stockholders’ equity	63,314	(1,744)	61,570
Total liabilities and stockholders’ equity	78,794	(1,722)	77,072

Statement of Cash Flows
For the three months ended March 31, 2005
Operating activities
Net loss	(9,930)	(1,744)	(11,674)
Bad debt expense	107	8	115	(1)(4)
Amortization of software development costs	125	(6)	119	(2)
Accounts receivable	(640)	174	(466)	(1)
Prepaid expenses and other current assets	(323)	167	(156)	(3)
Donations payable to customers	(1,995)	29	(1,966)	(1)
Deferred revenue	579	(7)	572	(1)
Net cash provided by (used in) operating activities	(8,205)	(1,379)	(9,584)

Investing activities
Additions to software development costs	(1,352)	1,379	27	(2)
Net cash provided by investing activities	3,522	1,409	4,931

Notes:
(1)	Cancelled contracts.
(2)	Correction of capitalization of software development costs of $711 related to the quarter ended March 31, 2005 and $662 related to prior periods.
(3)	Pro-rata amortization of prepaid expenses.
(4)	Unprocessed employees' travel advances, property taxes and bad debt write-off.
(5)	Foreign currency exchange for payments of accounts receivable.

3. Acquisitions

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

The aggregate purchase price for Gold Box of approximately $900,000 plus acquisition costs of approximately $65,000 was primarily allocated as follows:

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

KINTERA, INC.

Notes to Unaudited Consolidated Financial Statements

(in thousands, except per share data) (restated)

4. Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. The Company is not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.

5. Recent Event

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

Since inception, we have significantly increased our revenues through a combination of factors, including (i) obtaining new customers, (ii) expanding existing customer relationships, (iii) acquiring complementary businesses, (iv) expanding the features of Kintera Sphere, (v) increasing the number and amount of donations we process that result in transaction-based fees and (vi) offering new and improved products and services. Although our revenues have increased substantially in recent periods, we have experienced significant net losses and negative cash flows from operations in each fiscal period since inception, and as of March 31, 2005, we had an accumulated deficit of $64.7 million.

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

Completion of Acquisitions in 2005

In February 2005, we completed the acquisition of Gold Box, Inc. (“Gold Box”), a business which allows an individual to create a personalized charity gift card or gift certificate. We issued approximately 98,000 shares of restricted common stock and paid approximately $250,000 in cash. The approximately 98,000 shares of restricted common stock are being held in escrow and may be released to the stockholders of Gold Box if the revenue generated from Gold Box’s business during the year following the closing meets certain targets.

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

Restatement of Previously Published Financial Statements

Following the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 (the “Prior Report”), we determined that our previously published consolidated financial statements as of and for the three months ended March 31, 2005 required restatement to correct the accounting treatment of certain software development costs which had previously been capitalized in error prior to the achievement of technological feasibility required by Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, and during the preliminary project stage under the provision of Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs are now being recorded as current period operating expenses. The restated financial statements also reflect the correction of other individually immaterial errors contained in the financial statements included in the Prior Report. Please refer to Note 2 of the notes to the accompanying consolidated financial statements for a description and quantification of the associated restatement.

The consolidated financial statement as of and for the three months ended March 31, 2005 included in this Quarterly Report on Form 10-Q/A reflect the adjustments described above. Investors should rely on the consolidated financial statements as of and for the three months ended March 31, 2005 in this Quarterly Report on Form 10-Q/A and not on the previously published consolidated financial statements for this period. A complete discussion of the restated financial data is included in Note 2 to our consolidated financial statements included in this report.

Internal Controls Over Financial Reporting

Effective internal controls are necessary to enable us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results may be misstated, we could fail to meet our public reporting obligations and investors may lose confidence in our reported financial results.

As discussed in Note 2 to the accompanying consolidated financial statements, during the review of our consolidated financial statements for the second fiscal quarter of 2005, we determined that our consolidated financial statements for the fiscal quarter ended March 31, 2005 required restatement to correct the accounting treatment of certain software development costs which had previously been capitalized in error prior to the achievement of technological feasibility required by Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, and during the preliminary project stage under the provision of Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs are now being recorded as current period operating expenses. The restated financial statements also reflect the correction of other individually immaterial errors contained in the financial statements included in the Prior Report. We believe that the restatement of our previously published consolidated financial statements as of and for the quarter ended March 31, 2005 indicates ineffective controls over the application of accounting policies with respect to the capitalization of software development costs and therefore represents a material weakness in our internal controls. For more information, please see “Item 4 - Controls and Procedures.”

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

You should refer to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 for a discussion of our policies on revenue recognition, accounting for goodwill and other intangible assets, accounting for stock-based compensation and accounting for income taxes. See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A for an updated discussion of our revenue recognition policies.

Results of Operations

Comparison of Results for the Three Months Ended March 31, 2005, to the Three Months Ended March 31, 2004

Revenues. Revenue increased to $9.3 million, an increase of 204% for the three months ended March 31, 2005, from $3.1 million for the three months ended March 31, 2004. The revenues for each of these periods were as follows:

	For the three months ended March 31,
(in thousands, except percent change)	2005	2004	Percent change
	(restated)
Transaction and data processing fees	$3,648	$1,380	164%
Monthly service fees	4,488	943	376%
Amortization of upfront fees and other	1,198	748	60%

Total	$9,334	$3,071

The increase in revenue for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily related to internal growth, revenue generated from acquired businesses such as Fundware and increased processing of online donations related to tsunami relief and included increases in transaction fees and data purchases of $2.3 million, monthly service fees of $3.6 million, and amortization of upfront fees and other of $0.4 million. Billings made or payments received in advance of providing services are deferred until the period these services are provided. As of March 31, 2005 and December 31, 2004, we had $8.4 million and $8.1 million, respectively, of deferred revenue.

Cost of Revenues. Cost of revenues increased to $2.7 million, or 380%, for the three months ended March 31, 2005, from $0.6 million for the three months ended March 31, 2004. The $2.1 million increase resulted primarily from the increase in customer service personnel and customer support requirements due to increased sales contracts from internal growth and completed acquisitions as well as increased salaries.

Sales and Marketing. Sales and marketing expenses increased to $7.4 million, or 148%, for the three months ended March 31, 2005, from $3.0 million for the three months ended March 31, 2004. The $4.4 million increase resulted primarily from the expansion of our sales force and customer support staff, both internally and from completed acquisitions, higher than anticipated labor costs, increased commissions from increased sales, and increased travel, advertising and trade show expenses.

Product Development and Support. Product development and support expenses increased to $3.9 million, or 144%, for the three months ended March 31, 2005, from $1.6 million for the three months ended March 31, 2004. The $2.3 million increase is primarily related to the increase in personnel and related costs, both internally and from completed acquisitions, to support the development and enhancement of Kintera Sphere and the expenses net of costs capitalized of internally developed software. The increase also includes $1.4 million related to the correction of our accounting for software development costs previously capitalized in error during the three months ended March 31, 2005 and prior periods.

General and Administrative. General and administrative expenses increased to $3.2 million, or 96%, for the three months ended March 31, 2005, from $1.6 million for the three months ended March 31, 2004. The $1.6 million increase resulted primarily from the increase in personnel and higher than anticipated costs and professional fees related to audit, Sarbanes-Oxley compliance and legal activities.

Stock-based Compensation. Stock-based compensation increased to $4.1 million for the three months ended March 31, 2005, compared to $1.1 million for the three months ended March 31, 2004 due to a non-cash charge of approximately $3.0 million in connection with the vesting of stock held by former shareholders of CTSG, related to the fulfillment of certain milestones.

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

At March 31, 2005, we had working capital of $33.0 million compared to a working capital of $40.4 million at December 31, 2004. Cash used in operating activities for the three month period ended March 31, 2005 was $9.6 million resulting primarily from the $11.7 million loss for the period, a decrease of $1.7 million in accounts payable and accrued expenses, a decrease of $2.0 million in donations payable to customers offset by an increase of $0.5 million in accounts receivables, a $0.6 million increase in accrued salaries and an increase of $0.3 million for deferred revenue, net of customer deposits.

Net cash provided by investing activities was $4.9 million for the three months ended March 31, 2005. This was primarily the result of the sale of $7.8 million of marketable securities, partially offset by the purchase of marketable securities of $1.5 million, purchases of property and equipment of $0.7 million and acquisition and other costs of $0.6 million.

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

We have experienced operating and net losses in each fiscal quarter since our inception, and as of March 31, 2005, we had an accumulated deficit of $64.7 million. We incurred net losses of $11.7 million for the three months ended March 31, 2005, and $4.8 million for the three months ended March 31, 2004. We will need to increase revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We also may fail to accurately estimate our increased operating expenses as we grow. If our operating expenses exceed our expectations, our financial performance will be adversely affected.

Our operating results have fluctuated and may fluctuate significantly, and these fluctuations may cause our stock price to fall.

Our operating results have varied significantly in the past and will likely vary in the future as the result of fluctuations in our revenues and operating expenses. For example, our revenues increased to $9.3 million for the three months ended March 31, 2005, from $3.1 million for the three months ended March 31, 2004, and our net loss increased to $11.7 million for the three months ended March 31, 2005, from $4.8 million for the three months ended March 31, 2004. We expect that our operating expenses may increase in the future as we expand our selling and marketing activities and hire additional personnel. Our revenues in any period depend substantially on monthly service fees, on the number and size of donations that we process in that period for customer sponsored fundraising events and on the sale and license of our software products. In addition, the number and size of transactions we process tends to be seasonal, with the first calendar quarter representing the seasonal low for non-profit fundraising. As a result, it is possible that in some future periods, our revenues may not meet our expectations or, due to our increased expense levels, our results of operations may be below the expectations of current or potential investors. If this occurs, the price of our common stock may decline.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. We have identified material weaknesses in our internal controls that, if not remedied, could result in material misstatement in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.

        As discussed in Note 2 to the accompanying consolidated financial statements and in Item 4 of this report, during the review of our consolidated financial statements for the second fiscal quarter of 2005, we determined that our consolidated financial statements for the fiscal quarter ended March 31, 2005 required restatement to correct our accounting treatment of certain software development costs which had previously been capitalized in error prior to the achievement of technological feasibility required by Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, and during the preliminary project stage under the provision of Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs are now being recorded as current period operating expenses. The restated financial statements also reflect the correction of other individually immaterial errors contained in the financial statements included in the Prior Report. We believe that the restatement of our previously published consolidated financial statements as of and for the quarter ended March 31, 2005 indicates ineffective controls over the application of accounting policies with respect to the capitalization of software development costs and therefore represents a material weakness in our internal controls.

As a result of these findings, our Audit Committee has authorized and directed management to fully implement actions to address this deficiency and to enhance the reliability and effectiveness of our control procedures. However, we cannot assure you that the measures we have taken to date or any future measures will remediate the deficiencies reported or that we will implement and maintain adequate controls over our financial processes and reporting in the future. Our independent auditors have not evaluated the measures we have taken or plan to take to address the conditions described above. In addition, we cannot assume that additional significant deficiencies or material weaknesses in our internal controls will not be discovered in the future.

Any failure to remediate the conditions reported or to implement new or improved controls, or any difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Controls and procedures with respect to capitalization of software development costs or other inferior controls and procedures could also cause our customers to lose confidence in our internal controls and investors to lose confidence in our reported financial information, all of which could have a negative impact on our revenues as well as the trading price of our stock.

Litigation brought against us as a result of our quarterly restatement could cause us to incur significant expenditures, distract our management and adversely affect our results of operations.

As discussed in Note 2 to the accompanying consolidated financial statements and in Item 4 of this report, we have restated our consolidated financial statements for the fiscal quarter ended March 31, 2005. As a result of this restatement, we may be subject to lawsuits that could be very costly and substantially disrupt our business. Although we would intend to defend vigorously against any lawsuit brought against us, there can be no assurances that we would be successful in defending against any such actions that may result from the restatement. If we were unsuccessful in defending against such lawsuits, we may be subject to significant damages. Even if we were successful in defending against such actions, such efforts may be expensive, may divert management’s attention from other business concerns and have a material adverse impact on our results of operations and the trading price of our common stock.

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

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including Harry E. Gruber, M.D., our principal executive officer, and Richard Davidson, our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon the identification of the material weakness discussed below related to our capitalization of certain software development costs, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2005 at a reasonable assurance level.

Identification of Material Weakness and Remedial Measures

Following the filing of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, we determined that our consolidated financial statements included in the Quarterly Report reflected accounting errors made in connection with the application of generally accepted accounting principles relating to our classification of software development costs. In response to these matters, we have restated our consolidated financial statements for the quarterly period ended March 31, 2005, as discussed in Note 2 in the accompanying consolidated financial statements. We believe the restatement of our previously published consolidated financial statements as of and for the three months ended March 31, 2005 indicates ineffective controls related to the capitalization of software development costs.

As a result of these findings, our Audit Committee has authorized and directed management to fully implement actions to address this deficiency and to enhance the reliability and effectiveness of our control procedures. As a result, we have refined our process for capitalizing software development costs and established more definite criteria to permit the capitalization of such costs. This analysis will be improved by enhanced documentation and oversight by finance personnel who are experienced in the application of GAAP relating to the classification of software development costs, which personnel will report to our principal financial officer. In addition, we plan to automate our financial systems to help us determine those instances in which we may capitalize software development costs.

Changes in Internal Control over Financial Reporting

In addition to the changes described above in connection with the restatement, during the fiscal quarter ended March 31, 2005, we transitioned to using a new financial accounting software system for our internal financial accounting functions. We also revised our policies and procedures regarding reimbursement of employee expenses to require additional monitoring and verification of expenses prior to their repayment. Other than as summarized above and in this paragraph, there were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description of Document

2.4(1)	Agreement and Plan of Merger and Reorganization by and among the Registrant, Sunday Acquisition Corporation, Carol/Trevelyan Strategy Group, Inc. and Dan Carol, Stryder Thompkins, Greg Nelson and Stuart Trevelyan

3.2(2)	Amended and Restated Certificate of Incorporation of the Registrant

3.4(2)	Amended and Restated Bylaws of the Registrant

4.1(2)	Specimen Common Stock Certificate

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed on Current Report on Form 8-K/A on November 3, 2004

(2)	Previously filed with Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-109169) dated December 10, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINTERA, INC.

By:	/s/ Richard Davidson
Richard Davidson Chief Financial Officer

Date: August 15, 2005