Form 10-Q
period 2005-06-30
KINTERA INC
filed 2005-08-15
CIK 1117119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 000-50507

KINTERA, INC.

(Exact name of Registrant as specified in its charter)

Delaware	74-2947183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9605 Scranton Road, Suite 200 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

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

As of July 29, 2005 there were 31,640,300 shares of the registrant’s common stock outstanding.

KINTERA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004 (unaudited)	3

	Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004 (unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 6.	Exhibits	28

	Signature	29

	Exhibit 10.16
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KINTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2005	December 31, 2004(a)
Assets
Current assets:
Cash and cash equivalents	$17,035	$20,862
Marketable securities	14,825	29,384
Accounts receivable, net of allowance for doubtful accounts of $981 and $482, at June 30, 2005 and December 31, 2004, respectively	8,708	6,471
Prepaid expenses and other current assets	1,539	1,970

Total current assets	42,107	58,687

Property and equipment, net	4,958	3,576
Software development costs, net	2,187	1,908
Other assets	272	191
Intangible assets, net	12,629	13,687
Goodwill	9,054	8,889

Total assets	$71,207	$86,938

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$2,670	$4,072
Accrued expenses	805	207
Accrued employee benefits	1,430	1,070
Donations payable	1,552	4,610
Deferred revenue	11,345	8,149
Notes payable	440	139

Total current liabilities	18,242	18,247

Deferred rent and other	145	104

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized at June 30, 2005 and December 31, 2004, no shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value, authorized 60,000,000 shares authorized 31,636,749 and 31,138,387 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	32	31
Additional paid-in capital	133,128	131,867
Deferred compensation	(5,397)	(10,067)
Accumulated other comprehensive loss	(119)	(179)
Accumulated deficit	(74,824)	(53,066)

Total stockholders’ equity	52,820	68,587

Total liabilities and stockholders’ equity	$71,207	$86,938

See accompanying notes to interim condensed consolidated financial statements.

(a)	Derived from the audited financial statements as of December 31, 2004.

KINTERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net revenues	$10,430	$5,893	$19,764	$8,964
Cost of revenue	2,359	1,205	5,089	1,774

Gross profit	8,071	4,688	14,675	7,190

Operating expenses:
Sales and marketing	9,215	3,835	16,607	6,819
Product development and support	4,030	2,070	7,914	3,659
General and administrative	4,177	1,855	7,340	3,466
Stock-based compensation	872	1,155	4,937	2,283

Total operating expenses	18,294	8,915	36,798	16,227

Operating loss	(10,223)	(4,227)	(22,123)	(9,037)

Other income (expense):
Interest income (expense) and other, net	139	71	365	128

Net loss	$(10,084)	$(4,156)	$(21,758)	$(8,909)

Loss per common share - basic and diluted	$(0.33)	$(0.17)	$(0.72)	$(0.38)

Weighted average common shares outstanding – basic and diluted	30,382	23,880	30,079	23,176

Stock-based compensation includes the following:
Sales and marketing	$225	$794	$3,944	$1,447
Product development and support	393	147	519	393
General administrative	254	214	474	443

	$872	$1,155	$4,937	$2,283

See accompanying notes to interim condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(shares and dollars in thousands, except per share data)

(unaudited)

	Six months ended June 30,
	2005	2004

OPERATING ACTIVITIES Net loss	$(21,758)	$(8,909)
Adjustments to reconcile net loss to cash used in operating activities:
Allowance for doubtful accounts	515	79
Depreciation	864	465
Amortization of software development costs	234	33
Amortization of intangible assets	1,657	478
Forgiveness of employee notes	—	2
Interest expense associated with issuance of warrant	—	55
Stock-based compensation	24	127
Amortization of deferred compensation	4,938	2,186
Changes in assets and liabilities:
Accounts receivable	(2,752)	1,731
Prepaid expense and other current assets	511	(139)
Accounts payable and accrued expenses	(816)	(1,864)
Accrued employee benefits	652	(508)
Donations payable to customers	(3,053)	183
Deferred revenue	3,195	(366)
Deferred rent	63	46

Cash used in operating activities	(15,726)	(6,401)

INVESTING ACTIVITIES
Purchase of marketable securities	(6,990)	(24,270)
Sales and maturities of marketable securities	21,609	3,664
Acquisition costs, net of cash acquired	(321)	(989)
Purchase of property and equipment	(2,245)	(706)
Additions to software development costs	(513)	(592)
Other assets	(79)	(67)

Cash provided by (used in) investing activities	11,461	(22,960)

FINANCING ACTIVITIES
Payment of line of credit obligation	(7)	(391)
Costs associated with the issuance of common stock	—	(134)
Notes payable	(78)	(160)
Proceeds from issuance of common stock and stock options	366	—
Proceeds from exercise of common stock options and ESPP	157	532

Cash provided by (used in) financing activities	438	(153)

Net decrease in cash and cash equivalents	(3,827)	(29,514)

Cash and cash equivalents, beginning of period	20,862	38,480

Cash and cash equivalents, end of period	$17,035	$8,966

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$14

Supplemental disclosure for non-cash investing and financing activities:
Issuance of common stock and options for acquisitions	$655	$8,537

See accompanying notes to interim condensed consolidated financial statements.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting primarily of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004.

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

Revenue Recognition

The Company primarily generates revenue from Kintera Sphere, its wealth profiling business, its awareness campaign business, its packaged software for non-profits, and other services and products offered by Kintera.

Kintera Sphere, is an enterprise-grade software system that integrates a suite of features including content management, contact management, communication, commerce, community and reporting. The Company receives revenues for upfront fees, monthly maintenance fees and transaction fees tied to the donations and purchases that the Company processes. The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (upon contract signing or receipt of an authorized purchase order from the customer); (2) delivery has occurred (upon performance of services in accordance with contract specifications); (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties (credit

Kintera, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except share data)

terms extending beyond twelve months or significantly longer than is customary are deemed not to be fixed and determinable); and (4) collection is reasonably assured (there are no indicators of non-payment based upon history with the customer and/or upon completion of credit procedures, if completed). As of June 30, 2005, and for each period presented, the Company did not have any arrangements with credit terms extending beyond twelve months. Billings made or payments received in advance of providing services are deferred until the period these services are provided. As of June 30, 2005 and December 31, 2004, the Company had $11.3 million and $8.1 million, respectively, of deferred revenue.

The Company’s wealth profiling business provides a prospect screening tool designed for the fundraising community to find, profile, monitor, and dynamically rank the wealth in a nonprofit organization’s prospect database. The Company recognizes revenues from its wealth profiling business primarily from three sources: (1) software licensing; (2) post consumer support services of the software licenses; and (3) consulting services and related data processing fees. Revenue is recognized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”). Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred at the customer’s location, the fee is fixed or determinable and collection is probable. The Company uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and Vendor-Specific Objective Evidence (“VSOE”) of the fair value of all undelivered elements exists. VSOE of fair value is based on the normal pricing practices for those products and services when sold separately by the Company and customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

The Company’s awareness campaign business specializes in melding offline and online strategies and tools to build membership, affinity and impact for nonprofit organizations, political campaigns and unions. The Company recognizes revenue from its awareness campaign business primarily from four sources: (1) software licensing; (2) website development and customization; (3) messaging services (email/fax); and (4) consulting services. Revenue is recognized in accordance with AICPA SOP 97-2, Software Revenue Recognition (“SOP 97-2”). Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, fees from the arrangement are fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. VSOE of fair value is based on the normal pricing practices for those products and services when sold separately by the Company and customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

The Company’s packaged software line offers products designed to manage complex finances for nonprofit organizations and governments, including cities, towns, countries, governmental agencies and schools. The Company recognizes revenue from its accounting software product line and related services in accordance with SOP 97-2, Software Revenue Recognition (“SOP 97-2”), as modified by SOP 98-9. For other offerings, the Company follows Accounting Bulletin, No. 104, Revenue Recognition (“SAB 104”). The Company recognizes revenue when persuasive evidence of an arrangement exists; the product has been shipped or the service has been performed or, in the case of certain agreements, when the products are delivered to resellers; the fee is fixed or determinable and collectibility is probable. The Company offers technical support plans and recognizes support revenue over the life of the plan. Other revenue in the packaged software business consists primarily of revenue from revenue-sharing arrangements with third-party service providers and from online advertising agreements. Transaction fees are recognized from revenue-sharing arrangements as end-user sales are reported to us by these partners. Revenue from online advertising agreements are recognized as the lesser of when the advertisements are published or pro rata based on the contractual time period. For arrangements where undelivered services are essential to the functionality of delivered software, we recognize both the product license revenues and service revenues under the percentage of completion contract method in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts (“SOP 81-1”). To date, license and service revenues recognized pursuant to SOP 81-1 have not been significant.

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

To date, the Company’s arrangements that contain multiple elements have been contracts that include upfront payments for activation, monthly fees for the maintenance and use of the Company’s software and transaction fees tied to the donations and purchases that the Company processes. Revenue associated with the upfront payments is deferred and recognized on a straight-line basis over the entire term of the contract which in general range from twelve to thirty-six months. Revenue related to monthly maintenance and transaction fees for donations made through the website are recognized as services are provided. Credit card fees directly associated with processing customer donations and billed to customers are excluded from revenues in accordance with Emerging Issues Task Force consensus on Issue 99-19, Reporting Revenue Gross as a Principal verses Net as an Agent (“EITF 99-19”).

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

The Company enters into transactions that either exchange advertising for advertising (“Advertising Barter”) or advertising for other products and services (“Non-advertising Barter”). Advertising Barter transactions are recorded at the lesser of estimated fair value of the advertising received or given in accordance with the provisions of EITF Issue No. 99-17, Accounting for Barter Transactions (“EITF 99-17”). Revenue for barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Revenues for Non-advertising Barter transactions are recognized at the estimated fair value when the advertising spots received under such contracts are either used or sold to third parties. The Company recognized the following revenue in connection with co-marketing arrangements:

Accounting for Barter Transactions

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Barter Revenue	$307	$—	$564	$—

Kintera, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except share data)

Software Development Costs

The Company accounts for Internal Use Software Development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). In accordance with SOP 98-1, costs to develop internal use computer software during the application development stage are capitalized. Internal use capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in depreciation and amortization. During the three and six months ended June 30, 2005, the Company recognized $0.2 million as an impairment for projects terminated in the second quarter of 2005. The impairment loss is included in cost of sales in the accompanying statement of operations.

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

The Company capitalized the following costs related to internally developed internal use software and internally developed software to be sold, leased, or otherwise marketed:

Capitalized Software Development Costs

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
SOP 98-1
Software Development Costs	$20	$339	$(122)	$339

SFAS 86
Costs of Computer Software to be Sold, Leased or Otherwise Marketed	$521	$252	$635	$252

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

Compensation for equity instruments issued to non-employees has been determined in accordance with SFAS No. 123, Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (“SFAS 123”), and the EITF consensus on Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services (“EITF 96-18”), as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

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

Future pro forma results of operations under SFAS No. 123 may be materially different from actual amounts reported. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s expected dividends yield is 0% and has used an estimated volatility factor of 73%, 91%, 51% and 80% for the three and six months ended June 30, 2005, and 2004, respectively.

The following table illustrates the effect on net losses if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(10,084)	$(4,156)	$(21,758)	$(8,909)
Add: Stock-based employee compensation expense included in reported net loss	886	1,169	2,010	2,313
Less: total stock-based employee compensation expense determined under the fair value method for all awards	(1,867)	(1,455)	(4,257)	(2,841)

Pro forma net loss	$(11,065)	$(4,442)	$(24,005)	$(9,437)

Net loss per share:
Basic and diluted, as reported	$(0.33)	$(0.17)	$(0.72)	$(0.38)

Basic and diluted, pro forma	$(0.36)	$(0.19)	$(0.80)	$(0.41)

Comprehensive Income (Loss)

Comprehensive loss is the total of net loss and all other non-owner changes in stockholders’ equity. The Company’s other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale investments and foreign currency translation. The components of comprehensive income (loss) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss	$(10,084)	$(4,156)	$(21,758)	$(8,909)
Other comprehensive income (loss)
Change in unrealized gain (loss) on investments	83	182	60	208

Total comprehensive (loss)	$(10,001)	$(3,974)	$(21,698)	$(8,701)

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

Kintera, Inc.

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands, except share data)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator
Net loss	$(10,084)	$(4,156)	$(21,758)	$(8,909)
Denominator
Basic and diluted
Weighted average common shares outstanding	31,474,202	24,893,157	31,339,226	24,389,966
Less: Weighted average shares subject to repurchase	(1,092,462)	(1,012,800)	(1,260,100)	(1,213,845)

Denominator on basic calculation	30,381,740	23,880,357	30,079,126	23,176,121

Basic and diluted net loss per share	$(0.33)	$(0.17)	$(0.72)	$(0.38)

The following table summarizes potential common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive:

	As of June 30,
Common Stock Equivalents	2005	2004
Common stock subject to repurchase	1,171,721	507,526
Options to purchase common stock	4,575,729	3,062,571
Warrants to purchase common stock	20,000	20,000

	5,767,450	3,590,097

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

Contingent Consideration

In connection with certain of the Company’s acquisitions, if certain future internal performance goals are later satisfied, the aggregate consideration for the respective acquisition may be increased. Such additional consideration, if earned, will be paid in the form of additional shares of the Company’s common stock, which were reserved for that purpose. Any additional consideration paid will be allocated between goodwill, stock-based compensation expense and deferred compensation. The measurement, recognition and allocation of contingent consideration is accounted for using the following principles:

Measurement and Recognition

In accordance with SFAS No. 141, Business Combinations (“SFAS 141”) which superseded APB No. 16, Business Combinations (“APB 16”) as of July 1, 2001, contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable. The Company records the additional consideration issued or issuable in connection with the relevant acquisition when a specified internal performance goal is met. For additional consideration paid in stock, the Company calculates the amount of additional consideration using the closing price of its common stock on the date the performance goal is satisfied.

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

Amount Allocated to Deferred Compensation

Additional consideration related to options and restricted stock that remain unvested when the contingency is satisfied is recorded as deferred compensation expense under EITF 95-8 and FIN 44, as such consideration will only be earned to the extent that the holder of such options or restricted stock continues to be employed by the Company and meets the vesting requirements. The amount recorded as deferred compensation is based upon the intrinsic value of the restricted stock and unvested options at the date at which the contingency is satisfied. The Company amortizes such deferred compensation over the remaining vesting period of the underlying restricted stock and unvested options. In the event that a holder does not fully vest in the restricted stock or unvested options, the unamortized portion of deferred compensation is eliminated. No contingent consideration was earned during the three and six months ended June 30, 2005, or 2004.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impractical. Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including, in net income, for the period of the change, the cumulative effect of changing to the newly adopted accounting principle. SFAS 154 also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion No. 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 also requires that any errors in the financial statements of a prior period shall be reported as a prior-period adjustment by restating the prior period financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not currently expect this statement to have an impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. In April 2005, the Securities and Exchange Commission approved a new rule that delays the effective date of Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payments (“SFAS 123”), which requires companies to expense the value of employee and director stock options and similar awards. FAS 123(R) is now effective January 1, 2006, for the Company. The Company is reviewing the timing and methodology for implementation, as well as the fair value model to be used for valuing share-based payments.

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

The aggregate purchase price for Gold Box of approximately $900,000 plus acquisition costs of approximately $65,000 was primarily allocated as follows:

Gold Box, Inc.	June 30, 2005
Intangible assets	$576
Goodwill	345

Total assets acquired	921
Deferred compensation	35

Total assets acquired	$956

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

3. Legal Proceedings

In August 2005, a shareholder filed a purported shareholder derivative action on behalf of the Company against several of its principal executive officers and directors. The action is styled Drogin v. Gruber, et al. and is pending in the Superior Court of the State of California for the County of San Diego. The Company is a nominal defendant in this lawsuit, which alleges various breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment based upon the Company’s announcement of the restatement of its consolidated financial statements as of and for the three months ended March 31,2005.

The Company considers this lawsuit to be without merit and intends to defend vigorously against the allegations. The Company, however, is unable to predict the ultimate outcome of the lawsuit. There can be no assurances that it will be successful in defending against the lawsuit, and if the Company is unsuccessful, it may be subject to significant damages. Even if the Company is successful in defending against the lawsuit, such efforts may be expensive and may divert management’s attention from other business concerns.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including (without limitation) the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2004 and other reports and filings made with the Securities and Exchange Commission.

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

Since inception, we have increased our revenues through a combination of factors, including (i) obtaining new customers, (ii) expanding existing customer relationships, (iii) acquiring complementary businesses, (iv) expanding the features of Kintera Sphere, (v) increasing the number and amount of donations we process that result in transaction-based fees and (vi) offering new and improved products and services. Although our revenues have increased in recent periods, we have experienced significant net losses and negative cash flows from operations in each fiscal period since inception, and as of June 30, 2005, we had an accumulated deficit of $74.8 million.

We have derived the majority of our historical revenues from fees paid by nonprofit organizations for their use of Kintera Sphere, and we anticipate that fees related to Kintera Sphere will account for the majority of our revenues in future periods. The fees we receive for Kintera Sphere include upfront and monthly service fees that nonprofit organizations pay for access to Kintera Sphere as well as transaction-based fees tied to donations and purchases we process. The number and size of transactions we process tends to be seasonal, with the first calendar quarter representing the seasonal low for non-profit fundraising. During the second quarter ended June 30, 2005, fees from processing transactions were $3.7 million compared to $3.6 million in the first quarter of calendar year 2005. Overall, however, our revenue for the second quarter of 2005 increased by 11.7% from the first quarter of 2005. We also generate revenues from our services offerings for wealth profiling and screening, advocacy campaigns and directed giving, as well as from licensing of our accounting software.

We derive a significant amount of our Kintera Sphere revenues from upfront service fees, which are deferred and recognized as revenue over the entire term of our contracts. Conversely, we recognize the operating expenses associated with generation of revenues from upfront service fees as they are incurred. Our operating expenses have increased as we have expanded our selling and marketing efforts and administrative infrastructure to support increased sales that we expect to recognize as revenue in subsequent periods. As a result, because of the deferral of recognition of a portion of our revenues, our revenues and operating results may not increase at the same rate as our operating expenses incurred to support revenue recognized in future periods. As discussed further below, we intend to review and implement plans to help reduce our overall operating expenses to bring them better in line with our expected revenue growth.

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

Looking ahead to the rest of the 2005 fiscal year, we intend to review and implement plans to help reduce our overall operating expenses to bring them better in line with our expected revenue growth. With this goal in mind, we have recently made strategic reductions in our personnel by eliminating certain positions in sales, marketing and administration, as well as by reducing our use of certain outside consultants. In addition, we have reworked the commission arrangements we have used with certain members of our sales force, which permitted them to receive a reduced upfront commission on certain of their sales contracts, notwithstanding the fact that we recognized the majority of the revenues generated by those contracts over their entire term. We are also in the process of consolidating certain of our data center services, as well as reprioritizing certain of our engineering projects, all of which efforts we expect will help us reduce our operating expenses.

With respect to our overall margins, we are currently shifting our pricing strategy from one focused primarily on building market share to one more focused on higher margins. We believe that this shift in focus can be successful due to our current brand visibility and product and market leadership. To implement this business strategy, we have developed and implemented a new pricing structure, with a focus on increased margins and tighter cost controls.

Completion of Acquisitions in 2005

In February 2005, we completed the acquisition of Gold Box, Inc. (“Gold Box”), a business which allows an individual to create a personalized charity gift card or gift certificate. In connection with this acquisition, we issued approximately 98,000 shares of restricted common stock and paid approximately $250,000 in cash. The approximately 98,000 shares of restricted common stock are being held in escrow and may be released to the stockholders of Gold Box if the revenue generated from Gold Box’s business during the year following the closing meets certain targets.

Restatement of Previously Published Financial Statements

Following the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 (the “Prior Report”) and in connection with the preparation of this Quarterly Report, we determined that our previously published consolidated financial statements as of and for the three months ended March 31, 2005 required restatement to correct the accounting treatment of certain software development costs which had previously been capitalized in error prior to the achievement of technological feasibility required by Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”), and during the preliminary project stage under the provision of Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). These costs were recorded as period operating expenses for the fiscal quarter ended March 31, 2005. The restated financial statements also reflect the correction of other individually immaterial errors contained in the financial statements included in the Prior Report. Please refer to Note 2 of the notes to the consolidated financial statements contained in the Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2005 for a description and quantification of the associated restatement.

Internal Controls Over Financial Reporting

Effective internal controls are necessary to enable us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results may be misstated, we could fail to meet our public reporting obligations and investors may lose confidence in our reported financial results.

As discussed in Note 2 to the consolidated financial statements contained in the Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2005, during the review of our consolidated financial statements for the second fiscal quarter of 2005, we determined that our consolidated financial statements for the fiscal quarter ended March 31, 2005 required restatement to correct our accounting treatment of certain software development costs which had previously been capitalized in error prior to the achievement of technological feasibility required by Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”), and during the preliminary project stage under the provision of Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). These costs were recorded as period operating expenses for the fiscal quarter ended March 31, 2005. The restated financial statements also reflect the correction of other individually immaterial errors contained in the financial statements included in the Prior Report. We believe that the restatement of our previously published consolidated financial statements as of and for the quarter ended March 31, 2005 indicates ineffective controls over the application of accounting policies with respect to the capitalization of software development costs and therefore represents a material weakness in our internal controls. For more information, please see “Item 4 - Controls and Procedures.”

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

Sales and marketing expenses consist primarily of salaries, commissions, benefits and related expenses of personnel engaged in selling, marketing and customer support functions, as well as public relations, advertising and promotional costs. As discussed further above, we have reduced our overall sales and marketing force and client service personnel to eliminate certain positions.

Product development and support expenses consist primarily of salaries and benefits and related expenses for engineers, developers and quality assurance personnel as well as facilities and depreciation allocation. We expect to continue to devote substantial resources to product development and support.

General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, accounting, and administrative personnel, third party professional service fees and allocated facilities and depreciation expenses. We expect to continue to devote substantial resources to general and administrative expenses in the future, as necessary to support growth in our operations, increased expenses associated with being a public company and other factors. However, as indicated above, we have eliminated certain general and administrative personnel positions in order to help reduce operating expenses.

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

We consider accounting policies relating to the following areas to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	revenue recognition;

•	accounting for goodwill and other intangible assets;

•	accounting for software development costs;

•	accounting for stock-based compensation; and

•	accounting for income taxes.

You should refer to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 for a discussion of our policies on revenue recognition, accounting for goodwill and other intangible assets, accounting for stock-based compensation and accounting for income taxes. See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the discussion of our revenue recognition policies.

Results of Operations

Comparison of results for the three and six months ended June 30, 2005 and 2004.

Revenues. Revenues for the three months ended June 30, 2005 were $10.4 million, which represented a 77% increase over the $5.9 million in revenues for the three months ended June 30, 2004. The increase in revenue was due to an increase of $2.8 million for monthly service fees, a $1.0 million increase for transaction and data processing fees and an increase of $0.6 million for amortized and recognizable upfront fees.

For the first six months ended June 30, 2005, we reported total revenues of $19.8 million, a 120% increase from total revenues of $9.0 million for the first six months of ended June 30, 2004. The increase in revenue was driven by growth in monthly service fees of $6.4 million from new and existing customers, an increase of $3.3 million in transaction and data processing fees derived from an increase in the number of events and data records screened from new and existing customers and an increase of $1.1 million for recognizable upfront fees.

At June 30, 2005, we had $11.3 million in deferred revenue and customer deposits for existing contracts, agreements and licenses, an increase of $3.2 million from December 31, 2004.

Presented below is a summary of revenues by product line:

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
(In thousands, except percentages)	2005	2004		2005	2004
Transaction and data processing fees	$3,668	$2,618	40%	$7,316	$3,998	83%
Monthly service fees	5,319	2,474	115%	9,807	3,417	187%
Amortization and upfront fees	1,443	801	80%	2,641	1,549	70%

Total	$10,430	$5,893	77%	$19,764	$8,964	120%

Cost of Revenues. Cost of revenues increased for the three months ended June 30, 2005 to $2.4 million, or 96%, compared to $1.2 million for the three months ended June 30, 2004.

Cost of revenues for the six months ended June 30, 2005 increased to $5.1 million, or 187%, compared to $1.8 million for the six months ended June 30, 2004. The increase in costs of revenue for each period can be attributed to the increase in expenses incurred to service customers and support revenue growth.

Presented below is a summary of cost of revenue as a percentage of revenue:

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
(In thousands, except percentages)	2005	2004		2005	2004
Cost of revenue	$2,359	$1,205	96%	$5,089	$1,774	187%
As a percentage of revenue	23%	20%	3%	26%	20%	6%

Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 2005 increased to $9.2 million, or 140%, compared to $3.8 million for the three months ended June 30, 2004. The $5.4 million increase resulted primarily from a higher than anticipated increase in headcount and related costs from the expansion of our sales force and customer service support staff, both internally and from acquisitions, increased commissions from increased sales and increased travel, advertising and trade show expenses.

Sales and marketing expenses for the six months ended June 30, 2005 increased to $16.6 million, or 144%, compared to $6.8 million for the six months ended June 30, 2004. The $9.8 million increase for the six month ended June 30, 2005 is primarily attributable to the following:

•	$6.5 million of increased personnel and related expense due to increases in headcount and normal salary increases in combination with the addition of personnel due to the Fundware, CTSG and PIN acquisitions which occurred during fiscal 2004.

•	$0.9 million of increased commission expense resulting from growth in contracts and renewed license/service agreements.

•	$0.4 million of increased advertising expense as a result of increased sales efforts.

•	$2.0 million of increased amortization of deferred compensation expense related to the options issued prior to our public offering and in connection with completed acquisitions.

Presented below is a summary of sales and marketing expenses as a percentage of revenue:

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
(In thousands, except percentages)	2005	2004		2005	2004
Sales and marketing	$9,215	$3,835	140%	$16,607	$6,819	144%
As a percentage of revenue	88%	65%	23%	84%	76%	8%

Product Development and Support. Product development and support expenses increased to $4.0 million, or 95%, for the three months ended June 30, 2005 compared to $2.1 million for the three months ended June 30, 2004.

Product development and support expenses increased to $7.9 million, or 116%, for the six months ended June 30, 2005 compared to $3.7 million for the six months ended June 30, 2004. The $4.2 million increase can be attributed to an increase in software development costs and personnel and related costs associated with increased headcount and $1.4 million related to the correction of our software development costs previously capitalized in error during the three months ended March 31, 2005 and prior periods.

Presented below is a summary of product development and support expenses as a percentage of revenue:

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
(In thousands, except percentages)	2005	2004		2005	2004
Product development and support	$4,030	$2,070	95%	$7,914	$3,659	116%
As a percentage of revenue	39%	35%	4%	40%	41%	(1%)

General and Administrative. General and administrative expenses increased to $4.2 million, or 125%, for the three months ended June 30, 2005 compared to $1.9 million for the three months ended June 30, 2004.

General and administrative expenses increased to $7.3 million, or 112%, for the six months ended June 30, 2005 compared to $3.5 million for the six months ended June 30, 2004. The $3.8 million increase for the six months ended June 30, 2005 is primarily attributable to the following:

•	$0.6 million of increased consulting services for Sarbanes-Oxley compliance.

•	$2.5 million of increased personnel and related costs associated with the increase in headcount.

•	$0.9 million in connection of increased professional fees related to audit and higher than anticipated legal expenses.

Presented below is a summary of general and administration expenses as a percentage of revenue:

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
(In thousands, except percentages)	2005	2004		2005	2004
General and administrative	$4,177	$1,855	125%	$7,340	$3,466	112%
As a percentage of revenue	40%	31%	9%	37%	39%	(2%)

Stock-based Compensation. Stock-based compensation decreased to $0.9 million for the three months ended June 30, 2005 compared to $1.2 million for the three months ended June 30, 2004.

Stock-based compensation increased to $4.9 million for the six months ended June 30, 2005 compared to $2.3 million for the six months ended June 30, 2004. The increase of $2.6 million can be attributed to a non-cash charge of approximately $3.0 million in connection with the vesting of stock held by former shareholders of CTSG, related to the fulfillment of certain milestones recognized in the first quarter of 2005.

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
(In thousands, except percentages)	2005	2004		2005	2004
Stock-based compensation	$872	$1,155	(25%)	$4,937	$2,283	116%
As a percentage of revenue	8%	20%	(12%)	25%	25%	0%

Liquidity and Capital Resources

We have historically funded our operations principally through sales of equity securities. In December 2003, we completed our initial public offering and received net proceeds of $36.1 million, including $4.9 million from the exercise of the underwriters’ over allotment option. In July 2004, we sold 2,500,000 shares of our common stock in a private placement at a price of $8.00 per share for net proceeds of approximately $18.5 million. We completed another private placement in December 2004 and sold 2,500,000 shares of common stock at a price of $7.00 per share for net proceeds of approximately $16.3 million. As of June 30, 2005, we had cash, cash equivalents and marketable securities totaling approximately $32.0 million.

At June 30, 2005, we had working capital of $23.9 million, compared to working capital of $40.4 million at December 31, 2004. Our net cash used in operating activities was $15.7 million for the six months ended June 30, 2005, compared to $6.4 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, the net loss of $21.8 million included certain expenses not requiring the use of cash totaling $8.2 million. For the six months ended June 30, 2005 cash used in operations was affected by $0.5 million decrease in prepaid expenses, a $0.8 million decrease in accounts payable and accrued expenses and a $3.1 million decrease in donations payable, offset by an increase of $2.8 million in accounts receivable, an increase of $0.7 million for accrued employee benefits and a $3.2 million increase in deferred revenue.

Net cash provided by investing activities was $11.5 million for the six months ended June 30, 2005. This was primarily the result of the sale of $21.6 million of marketable securities, offset by the purchase of $7.0 million of marketable securities, purchases of $2.2 million of property and equipment and $0.3 million for acquisition costs.

Net cash used in investing activities was $23.0 million for the six months ended June 30, 2004. This resulted from the purchase of $24.3 million of marketable securities, purchases of $0.7 million in property and equipment and purchases of $1.0 million for acquisition costs, offset by the sale of $3.7 million of marketable securities.

Net cash provided by financing activities was $0.4 million for the three months ended June 30, 2005, which was primarily the result of proceeds received from the exercise of stock options of $0.2 million and proceeds received from the issuance of common stock under our Employee Stock Purchase Plan of $0.4 million, offset by an increase of $0.1 million for notes payable.

Net cash used in financing activities was $0.2 million for the six months ended June 30, 2004, resulting primarily from the payment of a line of credit and an increase of $0.2 million in notes payable, offset from the sale of stock in our Employee Stock Purchase Plan and from the exercise of stock options of $0.5 million.

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

We have experienced operating and net losses in each fiscal quarter since our inception, and as of June 30, 2005, we had an accumulated deficit of $74.8 million. We incurred net losses of $10.1 million for the three months ended June 30, 2005 and $4.2 million for the three months ended June 30, 2004. We incurred net losses of $21.8 million for the six months ended June 30, 2005 and $9.0 million for the six months ended June 30, 2004. We will need to increase revenues and reduce operating expenses to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We also may fail to accurately estimate our increased operating expenses as we grow. If our operating expenses exceed our expectations, our financial performance will be adversely affected.

Our operating results have fluctuated and may fluctuate significantly, and these fluctuations may cause our stock price to fall.

Our operating results have varied significantly in the past and will likely vary in the future as the result of fluctuations in our revenues and operating expenses. For example, our revenues increased to $10.4 million for the three months ended June 30, 2005, from $5.9 million for the three months ended June 30, 2004 and our net loss increased to $10.1 million for the three months ended June 30, 2005, from $4.2 million for the three months ended June 30, 2005. Although we intend to review and implement plans to help reduce our overall operating expenses, operating expenses may increase in the future as we expand our selling and marketing activities and hire additional personnel. Our revenues in any period depend substantially on monthly service fees, on the number and size of donations that we process in that period for customer sponsored fundraising events and on the sale and license of our software products. In addition, the number and size of transactions we process tends to be seasonal, with the first calendar quarter representing the seasonal low for non-profit fundraising. As a result, it is possible that in some future periods, our revenues may not meet our expectations or, due to our increased expense levels, our results of operations may be below the expectations of current or potential investors. If this occurs, the price of our common stock may decline.

Recent acquisitions and potential future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources, which could prevent us from properly servicing and maintaining customer relationships.

Acquisitions have been an important part of our development to date. During 2004, we completed acquisitions of several complementary businesses including Prospect Information Network, Carol/Trevelyan Strategy Group, BNW, Inc., Kindmark, Kamtech, Inc., Giving Capital, Inc. and American Fundware, Inc. In 2005, we have completed the acquisition of Gold Box, Inc. We are in the process of integrating the operations of these businesses with ours and finalizing the purchase price allocation for each of these acquisitions. We cannot assure you that we will succeed in completing these integration efforts on a timely basis, or at all. As part of our business strategy, we may acquire companies, services and technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with important customer contacts or otherwise offer growth opportunities. Acquisitions and investments involve numerous risks, including:

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

Since commencing operations in 2000, we have experienced significant growth, and we anticipate that expansion will continue to be required to address potential market opportunities. There can be no assurance that our infrastructure will be sufficiently scalable to manage our experienced growth and any future projected growth. For example, our anticipated growth will result in a significant increase in the volume of transactions handled by our payment processing system. If we are unable to sufficiently enhance and improve this system to handle this increased volume, our profitability and growth may suffer. There also can be no assurance that if we continue to expand our operations, management will be effective in expanding our physical facilities or that our systems, procedures or controls will be adequate to support such expansion. Our inability to manage our growth may harm our business.

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

To execute our growth plan, we have significantly increased the size of our sales force and software development staff. To successfully meet our objectives, we must continue to attract and retain highly qualified sales and software development personnel with specialized skill sets focused on the nonprofit industry. Competition for qualified sales and software development personnel can be intense, and we cannot assure you that we will be successful in retaining current employees or attracting and retaining new ones. The pool of qualified personnel with experience working with or selling to non-profit organizations is limited. Our ability to expand our sales team will depend on our ability to recruit, train and retain top quality people with advanced skills who understand sales to nonprofit organizations. Because the sale of online fund raising solutions is still relatively new, there is a shortage of sales personnel with the experience we need. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for our business. In addition, it takes time for our new sales personnel to become productive, particularly with respect to obtaining major customer accounts. In many cases, newly hired sales personnel are unable to develop their skills rapidly enough, which results in a relatively high turnover rate and a corresponding increased need to make continual new hires. If we are unable to hire or retain qualified sales and software development personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity slower than anticipated, it would be more difficult for us to sell our solution, and we may experience a shortfall in revenues and not achieve our planned growth.

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

Our success and ability to compete depend in part on our internally developed technology and software applications. We rely on patent, trademark, copyright and trade secret laws and restrictions in the United States and other jurisdictions, together with contractual restrictions on our employees, strategic partners and customers, to protect our proprietary rights. Any of our trademarks may be challenged by others or invalidated through administrative process or litigation. As of June 30, 2005, we have three issued patents, one patent pending and waiting issuance and 18 pending patent applications in the United States. We may not be successful in obtaining these patents and we may be unable to obtain additional patent protection in the future. In addition, any issued patents may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our solution is available. As a result, we cannot assure you that our means of protecting our proprietary rights will be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our revenues and prospects for growth.

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

As discussed in Note 2 to the consolidated financial statements contained in the Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2005 and in Item 4 of this report, during the review of our consolidated financial statements for the second fiscal quarter of 2005, we determined that our consolidated financial statements for the fiscal quarter ended March 31, 2005 required restatement to correct our accounting treatment of certain software development costs which had previously been capitalized in error prior to the achievement of technological feasibility required by Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, and during the preliminary project stage under the provision of Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs were recorded as period operating expenses for the fiscal quarter ended March 31, 2005. The restated financial statements also reflect the correction of other individually immaterial errors contained in the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2005. We believe that the restatement of our previously published consolidated financial statements as of and for the quarter ended March 31, 2005 indicates ineffective controls over the application of accounting policies with respect to the capitalization of software development costs and therefore represents a material weakness in our internal controls.

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

Litigation brought against us as a result of our recent quarterly restatement could cause us to incur significant expenditures, distract our management and adversely affect our results of operations.

As discussed in Note 2 to the consolidated financial statements contained in the Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2005, and in Item 4 of this report, we restated our consolidated financial statements for the fiscal quarter ended March 31, 2005. As a result of this restatement, we may be subject to lawsuits that could be very costly and substantially disrupt our business.

In August 2005, a shareholder filed a purported shareholder derivative action on behalf of the Company against several of its principal executive officers and directors. The action is styled Drogin v. Gruber, et al. and is pending in the Superior Court of the State of California for the County of San Diego. The Company is a nominal defendant in this lawsuit, which alleges various breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment based upon our announcement of the restatement of our financial statements.

We consider this lawsuit to be without merit and intend to defend vigorously against the allegations. However, we are unable to predict the ultimate outcome of the lawsuit. There can be no assurances that we will be successful in defending against this lawsuit or any additional lawsuits that may result from the restatement. If we are unsuccessful in defending against this or any other lawsuits, we may be subject to significant damages. Even if we are successful in defending against this lawsuit or other similar actions, such efforts may be expensive, may divert management’s attention from other business concerns and have a material adverse impact on our results of operations and the trading price of our common stock.

Because of their significant stock ownership, some of our existing stockholders will be able to exert control over us and our significant corporate decisions.

Our executive officers, directors and their affiliates own, in the aggregate, approximately 35% of our outstanding common stock. As a result, these persons, acting together, have the ability to exercise significant influence the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us. In addition, these persons, acting together, have the ability to control the management and affairs of our company. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Under the supervision and with the participation of our management, including Harry E. Gruber, M.D., our principal executive officer, and Richard Davidson, our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon the identification of the material weakness discussed below related to our capitalization of certain software development costs, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2005 at a reasonable assurance level.

Identification of Material Weakness and Remedial Measures

Following the filing of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (the “Prior Report”) and in connection with the preparation of this Quarterly Report, we determined that our consolidated financial statements included in the Prior Report reflected accounting errors made in connection with the application of generally accepted accounting principles relating to our classification of software development costs. In response to these matters, we have restated our consolidated financial statements for the quarterly period ended March 31, 2005. We believe the restatement of our previously published consolidated financial statements as of and for the three months ended March 31, 2005 indicates ineffective controls related to the capitalization of software development costs.

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

Changes in Internal Control over Financial Reporting

In addition to the changes described above in connection with the restatement, during the fiscal quarter ended June 30, 2005, we hired a new Chief Financial Officer, corporate controller and several other individuals in the finance and accounting department. In addition, as part of the process related to the identification and correction of the financial statement errors addressed in the restatement of our consolidated financial statements for the three months ended March 31, 2005, we implemented enhanced controls over our processes relating to the accounting for salaries and wages, revenue attributable to terminated contracts and the timing of the conversion of accounts receivable to cash. Other than as summarized above and in this paragraph, there were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 3 of our unaudited consolidated financial statements included within this Quarterly Report.

In addition to the foregoing matters, from time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Other than the foregoing matters, the Company is not currently aware of any such legal proceedings or claims that the Company believes it will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description of Document

2.4(1)	Agreement and Plan of Merger and Reorganization by and among the Registrant, Sunday Acquisition Corporation, Carol/Trevelyan Strategy Group, Inc. and Dan Carol, Stryder Thompkins, Greg Nelson and Stuart Trevelyan

3.2(2)	Amended and Restated Certificate of Incorporation of the Registrant

3.4(2)	Amended and Restated Bylaws of the Registrant

4.1(2)	Specimen Common Stock Certificate,

10.16	Employment Offer Letter by and between the Registrant and Richard Davidson, dated May 7, 2005

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed on Current Report on Form 8-K/A on November 3, 2004

(2)	Previously filed with Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-109169) dated December 10, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINTERA, INC.

By:	/s/ RICHARD DAVIDSON
Richard Davidson
Chief Financial Officer

Date: August 15, 2005