Form 10-Q
period 2005-09-30
KINTERA INC
filed 2005-11-09
CIK 1117119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Common Stock

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐     No  ☒

As of October 31, 2005 there were 31,705,793 shares of the registrant’s common stock outstanding.

KINTERA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

Item	1. Financial Statements

KINTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$18,900	$20,862
Marketable securities	14,656	29,384
Accounts receivable, net of allowance for doubtful accounts of $1,145 and $482, at September 30, 2005 and December 31, 2004, respectively	7,227	6,471
Prepaid expenses and other current assets	1,763	1,970

Total current assets	42,546	58,687

Property and equipment, net	4,368	3,576
Software development costs, net	2,424	1,908
Other assets	141	191
Intangible assets, net	11,796	13,687
Goodwill	11,081	8,889

Total assets	$72,356	$86,938

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$2,804	$4,072
Accrued expenses	802	207
Accrued employee benefits	1,700	1,070
Donations payable	7,796	4,610
Deferred revenue	11,587	8,149
Notes payable	70	139

Total current liabilities	24,759	18,247

Deferred rent and other	118	104

Total liabilities	24,877	18,351

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized at September 30, 2005 and December 31, 2004, no shares issued and outstanding at September 30, 2005 and December 31, 2004.	—	—
Common stock, $0.001 par value, authorized 60,000,000 shares authorized 31,700,585 and 31,138,387 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	32	31
Additional paid-in capital	135,469	131,867
Deferred compensation	(4,792)	(10,067)
Accumulated other comprehensive loss	(102)	(179)
Accumulated deficit	(83,128)	(53,065)

Total stockholders’ equity	47,479	68,587

Total liabilities and stockholders’ equity	$72,356	$86,938

See accompanying notes to unaudited condensed consolidated financial statements.

KINTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net revenues	$12,085	$7,001	$31,851	$15,965
Cost of revenue	3,171	1,997	8,225	3,771

Gross profit	8,914	5,004	23,626	12,194

Operating expenses:
Sales and marketing	7,248	3,988	21,811	9,914
Product development and support	3,958	1,661	11,089	5,345
General and administrative	4,334	2,137	12,017	5,527
Depreciation and amortization of intangibles	1,289	443	3,808	1,386
Stock-based compensation	839	1,380	5,776	3,663

Total operating expenses	17,668	9,609	54,501	25,835

Operating loss	(8,754)	(4,605)	(30,875)	(13,641)

Other income (expense):
Interest income (expense) and other, net	449	142	813	269

Net loss	$(8,305)	$(4,463)	$(30,062)	$(13,372)

Loss per common share - basic and diluted	$(0.27)	$(0.17)	$(0.99)	$(0.55)

Weighted average common shares outstanding	30,670	26,301	30,276	24,218

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Depreciation and amortization of intangibles:
Sales and marketing	$833	$184	$2,490	$662
Product development and support	—	—	—	—
General administrative	456	259	1,318	724

	$1,289	$443	$3,808	$1,386

Stock-based compensation includes the following:
Sales and marketing	$340	$928	$4,284	$2,375
Product development and support	239	231	759	624
General administrative	260	221	733	664

	$839	$1,380	$5,776	$3,663

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(shares and dollars in thousands, except per share data)

(Unaudited)

	Nine months ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net loss	$(30,062)	$(13,372)
Adjustments to reconcile loss to net cash used in operating activities:
Allowance for doubtful accounts	663	81
Depreciation	1,329	724
Amortization of software development costs	289	54
Amortization of intangible assets	2,490	662
Forgiveness of employee notes	—	3
Write-off of notes payable	16	—
Interest expense associated with issuance of warrant	—	83
Stock-based compensation for consultants	68	233
Amortization of deferred compensation	5,633	3,473
Changes in assets and liabilities:
Accounts receivable	(1,419)	581
Prepaid expense and other current assets	207	(415)
Accounts payable and accrued expenses	(673)	(1,779)
Accrued employee benefits	630	(256)
Donations payable to customers	3,186	1,505
Deferred revenue	3,438	1,312
Deferred rent	14	60

Cash used in operating activities	(14,191)	(7,051)

INVESTING ACTIVITIES
Purchase of marketable securities	(11,876)	(39,004)
Sales and maturities of marketable securities	26,681	3,987
Acquisition costs, net of cash acquired	(268)	(1,653)
Purchase of property and equipment	(2,121)	(1,195)
Additions to software development costs	(805)	(1,181)
Other assets	50	569

Cash provided by (used in) investing activities	11,661	(38,477)

FINANCING ACTIVITIES
Payment of line of credit obligation	(7)	(391)
Notes payable	(78)	(241)
Payment of employee note	—	(45)
Proceeds from sale of common stock	—	18,524
Proceeds from issuance of common stock and stock options	496	—
Proceeds from exercise of common stock options and ESPP	157	930

Cash provided by financing activities	568	18,777

Net decrease in cash and cash equivalents	(1,962)	(26,752)

Cash and cash equivalents, beginning of period	20,862	38,480

Cash and cash equivalents, end of period	$18,900	$11,728

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$14

Supplemental disclosure for non-cash investing and financing activities:

Issuance of common stock and options for acquisitions	—	10,148

See accompanying notes to unaudited condensed consolidated financial statements.

Kintera, Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share data)

(Unaudited)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting primarily of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three- and nine-months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004.

Reclassification

Certain previously reported amounts have been reclassified to conform with the current period’s presentation.

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

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company limits its exposure to credit loss by placing its cash and cash equivalents and short-term investments with high credit quality financial institutions. In general, the Company does not require collateral on its arrangements with customers. The Company has accounts receivable related to upfront and monthly maintenance fees typically with credit terms of 30-60 days. The Company provides reserves against accounts receivables for estimated losses that may result from a customer’s inability to pay. The amount of the reserve is determined by analyzing known uncollectible accounts, aged receivables, economic conditions in the customer’s industry, historical losses and changes in customer creditworthiness. Write-offs to date have not been material.

Revenue Recognition

The Company primarily generates revenue from Kintera Sphere, its wealth profiling business, its awareness campaign business, its software for non-profits, and other services and products offered by Kintera.

Kintera Sphere is an enterprise-grade software system that integrates a suite of features including content management, contact management, communication, commerce, community and reporting. The Company receives revenues for upfront fees, monthly maintenance fees and transaction fees tied to the donations and purchases that the Company processes. The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (upon contract signing or receipt of an authorized purchase order from the customer); (2) delivery has occurred (upon performance of services in accordance with contract specifications); (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties (credit terms extending beyond twelve months or significantly longer than is customary are deemed not to be fixed and determinable); and (4) collection is reasonably assured (there are no indicators of non-payment based upon history with the customer and/or upon completion of credit procedures, if completed). As of September 30, 2005, and for each period presented, the Company did not have any arrangements with credit terms extending beyond twelve months. Billings made or payments received in advance of providing services are deferred until the

Kintera, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

period these services are provided. As of September 30, 2005 and December 31, 2004, the Company had $11.6 million and $8.1 million, respectively, of deferred revenue.

The Company’s wealth profiling business provides a prospect screening tool designed for the fundraising community to find, profile, monitor, and dynamically rank the wealth in a nonprofit organization’s prospect database. When not sold in conjunction with other products the Company recognizes revenues from its wealth profiling business primarily from three sources: (1) software licensing; (2) post-contract consumer support services of the software licenses; and (3) consulting services and related data processing fees. Revenue is recognized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”). Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred at the customer’s location, the fee is fixed or determinable and collection is probable. The Company uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and Vendor-Specific Objective Evidence (“VSOE”) of the fair value of all undelivered elements exists. VSOE of fair value is based on the normal pricing practices for those products and services when sold separately by the Company and customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

The Company’s awareness campaign business specializes in melding offline and online strategies and tools to build membership, affinity and impact for nonprofit organizations, political campaigns and unions. The Company recognizes revenue from its awareness campaign business primarily from four sources: (1) software licensing; (2) website development and customization; (3) messaging services (email/fax); and (4) consulting services. Revenue is recognized in accordance with AICPA SOP 97-2. Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, fees from the arrangement are fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. VSOE of fair value is based on the normal pricing practices for those products and services when sold separately by the Company and customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

The Company’s software line offers products designed to manage complex finances for nonprofit organizations and governments, including cities, towns, countries, governmental agencies and schools. The Company recognizes revenue from its accounting software product line and related services in accordance with SOP 97-2, as modified by SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. For other offerings, the Company follows Accounting Bulletin, No. 104, Revenue Recognition (“SAB 104”). The Company recognizes revenue when persuasive evidence of an arrangement exists; the product has been shipped or the service has been performed or, in the case of certain agreements, when the products are delivered to resellers; the fee is fixed or determinable and collectibility is probable. The Company offers technical support plans and recognizes support revenue over the life of the plan. Other revenue in the software business consists primarily of revenue from revenue-sharing arrangements with third-party service providers and from online advertising agreements. Transaction fees are recognized from revenue-sharing arrangements as end-user sales are reported to us by these partners. Revenue from online advertising agreements is recognized as the lesser of when the advertisements are published or pro-rata based on the contractual time period. For arrangements where undelivered services are essential to the functionality of delivered software, we recognize both the product license revenues and service revenues under the percentage of completion contract method in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts (“SOP 81-1”). To date, license and service revenues recognized pursuant to SOP 81-1 have not been significant.

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

Kintera, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

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

The Company enters into transactions that either exchange advertising for advertising (“Advertising Barter”) or advertising for other products and services (“Non-advertising Barter”). Advertising Barter transactions are recorded at the lesser of estimated fair value of the advertising received or given in accordance with the provisions of EITF Issue No. 99-17, Accounting for Barter Transactions (“EITF 99-17”). Revenue for barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Revenues for Non-advertising Barter transactions are recognized at the estimated fair value when the advertising spots received under such contracts are either used or sold to third parties. The amount of revenue recognized in connection with co-marketing arrangements has been immaterial.

Software Development Costs

The Company accounts for Internal Use Software Development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). In accordance with SOP 98-1, costs to develop internal use computer software during the application development stage are capitalized. Internal use capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in depreciation and amortization. During the three- and nine-months ended September 30, 2005, the Company recognized $0.2 million as an impairment loss for projects terminated in the second quarter of 2005. The impairment loss is included in cost of sales in the accompanying statement of operations.

The Company accounts for the development cost of software that is marketed to customers in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when software has completed a detail program design for its intended use. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in depreciation and amortization. The Company periodically reviews the software that has been capitalized for impairment. No impairment loss was recognized in the third quarter of 2005.

Kintera, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

The Company capitalized the following costs related to internally developed internal use software and internally developed software to be sold, leased, or otherwise marketed:

Capitalized Software Development Costs

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
SOP 98-1
Software Development Costs	$(9)	$99	$(161)	$285
SFAS 86
Costs of Computer Software to be Sold, Leased or Otherwise Marketed	$246	$734	$677	$1,052

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

Compensation for equity instruments issued to non-employees has been determined in accordance with SFAS No. 123, Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (“FIN 44”), and the EITF consensus on Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services (“EITF 96-18”), as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

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

Future pro forma results of operations under SFAS No. 123 may be materially different from actual amounts reported. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s expected dividends yield is 0% and has used an estimated volatility factor of 61%, 80%, 69% and 80% for the three and nine months ended September 30, 2005, and 2004, respectively.

The following table illustrates the effect on net losses if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(8,305)	$(4,463)	$(30,062)	$(13,372)
Add: Stock-based employee compensation expense included in reported net loss	837	1,393	2,847	3,706
Less: total stock-based employee compensation expense determined under the fair value method for all awards	(1,905)	(1,500)	(6,162)	(4,340)

Pro forma net loss	$(9,373)	$(4,570)	$(33,377)	$(14,006)

Net loss per share:
Basic and diluted, as reported	$(0.27)	$(0.17)	$(0.99)	$(0.55)

Basic and diluted, pro forma	$(0.31)	$(0.17)	$(1.10)	$(0.58)

Kintera, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

Comprehensive Income (Loss)

Comprehensive loss is the total of net loss and all other non-owner changes in stockholders’ equity. The Company’s other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale investments and foreign currency translation. The components of comprehensive income (loss) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss	$(8,305)	$(4,463)	$(30,062)	$(13,372)
Other comprehensive income (loss)
Change in unrealized gain (loss) on investments	17	(25)	102	183

Total comprehensive (loss)	$(8,288)	$(4,488)	$(29,960)	$(13,189)

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator
Net loss	$(8,305)	$(4,463)	$(30,062)	$(13,372)
Denominator
Basic and diluted
Weighted average common shares outstanding	31,665,100	27,532,865	31,447,851	25,437,599
Less: Weighted average shares subject to repurchase	(994,782)	(1,231,811)	(1,171,661)	(1,219,834)

Denominator on basic calculation	30,670,318	26,301,054	30,276,190	24,217,765

Basic and diluted net loss per share	$(0.27)	$(0.17)	$(0.99)	$(0.55)

The following table summarizes potential common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive:

	September 30,
Common Stock Equivalents	2005	2004
Common stock subject to repurchase	994,816	1,503,896
Options to purchase common stock	4,990,285	4,871,368
Warrants to purchase common stock	20,000	20,000

	6,005,101	6,395,264

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

Kintera, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

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

Amount Allocated to Goodwill

In accordance with EITF No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (“EITF 95-8”) and FIN 44, the portion of additional consideration issuable to holders of unrestricted common stock and fully vested options as of the acquisition date is recorded as additional purchase price, as the consideration is unrelated to continuing employment with the Company. Such portion is allocated to goodwill. The Company recorded $2.0 million in additional consideration in the third quarter relating to the PIN acquisition.

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

Amount Allocated to Deferred Compensation

Additional consideration related to options and restricted stock that remain unvested when the contingency is satisfied is recorded as deferred compensation expense under EITF 95-8 and FIN 44, as such consideration will only be earned to the extent that the holder of such options or restricted stock continues to be employed by the Company and meets the vesting requirements. The amount recorded as deferred compensation is based upon the intrinsic value of the restricted stock and unvested options at the date at which the contingency is satisfied. The Company amortizes such deferred compensation over the remaining vesting period of the underlying restricted stock and unvested options. In the event that a holder does not fully vest in the restricted stock or unvested options, the unamortized portion of deferred compensation is eliminated. No contingent consideration was earned during the three- and nine-months ended September 30, 2005, or 2004.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), a replacement of APB Opinion No. 20 Accounting Changes and FASB Statement No. 3. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impractical. Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including, in net income, for the period of the change, the cumulative effect of changing to the newly adopted accounting principle. SFAS 154 also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion No. 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 also requires that any errors in the financial statements of a prior period shall be reported as a prior-period adjustment by restating the prior period financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not currently expect this statement to have an impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. In April 2005, the Securities and Exchange Commission approved a new rule that delays the effective date of SFAS 123(R),

Kintera, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

which requires companies to expense the value of employee and director stock options and similar awards. SFAS 123(R) is now effective January 1, 2006, for the Company. The Company is reviewing the timing and methodology for implementation, as well as the fair value model to be used for valuing share-based payments.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“FAS 153”) which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. The Company is required to adopt SFAS 153 for nonmonetary asset exchanges occurring in the first quarter of fiscal year 2006 and its adoption is not expected to have a significant impact on the Company’s results of operations, financial condition or cash flows.

2. Legal Proceedings

On August 11, 2005, a shareholder filed a purported shareholder derivative lawsuit action on behalf of the Company against several of its principal executive officers and directors. The lawsuit, Drogin v. Gruber, et al., Case No. GIC 852285, is pending in the Superior Court of the State of California, County of San Diego. The Company is a nominal defendant in the lawsuit, which alleges various breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment principally based upon the Company’s announcement of the restatement of its financial statements for the three months ended March 31, 2005. The Company filed a demurrer to the complaint on the ground that plaintiff does not have standing to bring the case on behalf of the Company. The individual defendants joined in the Company’s demurrer and filed a separate demurrer on the grounds that the complaint does not state a legal claim against them. The demurrers are scheduled for hearing on December 2, 2005. The Company is unable to predict the ultimate outcome of the lawsuit or whether it will or will not have a material adverse effect on the Company.

3. Comparative Figures

Certain of the comparative figures have been reclassified to conform to the current period’s presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

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

Since inception, we have increased our revenues through a combination of factors, including (i) obtaining new customers, (ii) expanding existing customer relationships, (iii) acquiring complementary businesses, (iv) expanding the features of Kintera Sphere, (v) increasing the number and amount of donations we process that result in transaction-based fees and (vi) offering new and improved products and services. Although our revenues have increased in recent periods, we have experienced significant net losses and negative cash flows from operations in each fiscal period since inception, and as of September 30, 2005, we had an accumulated deficit of $83.1 million.

We have derived the majority of our historical revenues from fees paid by nonprofit organizations for their use of Kintera Sphere, and we anticipate that fees related to Kintera Sphere will account for the majority of our revenues in future periods. The fees we receive for Kintera Sphere include upfront and monthly service fees that nonprofit organizations pay for access to Kintera Sphere as well as transaction-based fees tied to donations and purchases we process. The number and size of transactions we process tends to be seasonal, with the first calendar quarter representing the seasonal low for non-profit fundraising. During the third quarter ended September 30, 2005, fees from processing transactions were $5.0 million compared to $3.1 million in the third quarter of calendar year 2004. Our revenue for the third quarter of 2005 increased by 73% from the third quarter of 2004 and 16% from the second quarter of 2005. We also generate revenues from our services offerings for wealth profiling and screening, advocacy campaigns and directed giving, as well as from licensing of our accounting software.

We derive a significant amount of our Kintera Sphere revenues from upfront service fees, which are deferred and recognized as revenue over the entire term of our contracts. Conversely, we recognize the operating expenses associated with generation of revenues from upfront service fees as they are incurred. Our operating expenses have increased as we have expanded our selling and marketing efforts and administrative infrastructure to support increased sales that we expect to recognize as revenue in subsequent periods. As a result, because of the deferral of recognition of a portion of our revenues, our revenues and operating results may not increase at the same rate as our operating expenses incurred to support revenue recognized in future periods. As discussed further below, we intend to further review and implement plans to help reduce our overall operating expenses to bring them better in line with our expected revenue growth.

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

Looking ahead to the rest of the 2005 fiscal year, we intend to further review and implement plans to help us to continue to reduce our overall operating expenses to bring them better in line with our expected revenue growth. With this goal in mind the Company made strategic reductions in our personnel by eliminating certain positions in sales, marketing and administration and reduced our use of certain outside consultants during the third quarter. During the third quarter ended September 30, 2005, we recorded an aggregate of $0.3 million in general and administration expense for final salaries and severance costs associated with the reduction in force. We do not believe we will have any further obligations associated with this reduction in staff.

In addition to these reductions, we reworked the commission arrangements we have used with certain members of our sales force, which permitted them to receive a reduced upfront commission on certain of their sales contracts, notwithstanding the fact that we recognized the majority of the revenues generated by those contracts over their entire term. We are also in the process of consolidating certain of our data center services, as well as reprioritizing certain of our engineering projects, the efforts of which we expect will help us reduce our operating expenses. In addition to these measures, we intend to review and implement other strategic initiatives to help reduce our overall operating expenses.

With respect to our overall margins, we are continuing to shift our pricing strategy from one focused primarily on building market share to one more focused on higher margins. We believe that this shift in focus can be successful due to our current brand visibility and product and market leadership. To implement this business strategy, we have developed and implemented a new pricing structure, with a focus on increased margins and tighter cost controls.

Cost of Revenues and Operating Expenses

Cost of revenues consists primarily of salaries, benefits and related expenses of operations and database support personnel, depreciation allocations and communications charges associated with the delivery of our software as a service.

Our operating expenses are classified into five categories: sales and marketing, product development and support, general and administrative, depreciation and amortization of intangibles and stock-based compensation. We allocate the costs of overhead and facilities to each of the functional areas that use the overhead and facilities services based on their headcount. These allocated charges include facilities rent for corporate offices and communication charges.

Sales and marketing expenses consist primarily of salaries, commissions, benefits and related expenses of personnel engaged in selling, marketing and customer support functions, as well as public relations, advertising and promotional costs. As discussed above, we have reduced our overall sales and marketing force and client service personnel to eliminate certain positions and reduce costs.

Product development and support expenses consist primarily of salaries and benefits and related expenses for engineers, developers and quality assurance personnel as well as facilities allocation. We expect to continue to devote substantial resources to product development and support.

General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, accounting, information technology and administrative personnel, third party professional service fees and allocated facilities. We expect to continue to devote substantial resources to general and administrative expenses in the future, as necessary to support growth in our operations, increased expenses associated with being a public company and other factors. However, as indicated above, we have eliminated certain general and administrative personnel positions in order to help reduce operating expenses. We have included within our presentation of general and administrative expenses certain information technology expenses that in previous quarters were allocated among sales and marketing, product development and support and general and administrative expense. Management believes that consolidating the reporting of these information technology expenses within general and administrative better reflects the nature of the associated expenses. Comparative figures for the three and nine months ended September 30, 2004 have been reclassified to conform to the current period’s presentation.

Depreciation and amortization of intangibles expense (excluding depreciation and amortization of software recorded in cost of revenue) consists of the depreciated property and equipment using the straight-line method over the estimated useful lives related to assets ranging from three to five years. Amortization expense consist of costs associated with the acquired intangibles such as contact list, customer files, etc. that are expensed using the straight-line method over the estimated useful lives of five years. In previous quarters these amounts were recorded in sales and marketing, product development and support and general and administrative expenses in the consolidated statements of operations. Management believes that reporting depreciation and amortization of intangible expenses as a distinct reporting category provides better and more complete disclosure regarding the associated expense. Comparative figures for the three and nine months ended September 30, 2004 have been reclassified to conform to the current period’s presentation.

Stock-based compensation expense consists primarily of the consideration related to stock or options that vest between the acquisition date and the date at which the contingency is satisfied is recorded as a charge to stock compensation expense as the options vest because the consideration is related to continuing employment with the Company.

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to the allowance for doubtful accounts, goodwill and intangible assets, income taxes, commitments and accrued liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting policies relating to the following areas to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	revenue recognition;

•	accounting for goodwill and other intangible assets;

•	accounting for software development costs;

•	accounting for stock-based compensation.

You should refer to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 for a discussion of our policies on revenue recognition, accounting for goodwill and other intangible assets, accounting for software development costs, accounting for stock-based compensation and accounting for income taxes. See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the discussion of our revenue recognition policies.

Results of Operations

Comparison of results for the three and nine months ended September 30, 2005 and 2004.

Presented below is a summary of revenues by product line:

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
(In thousands, except percentages)	2005	2004		2005	2004
Transaction and data processing fees	$5,070	$3,082	65%	$12,386	$7,080	75%
Monthly service fees	5,212	2,988	74%	15,019	6,405	134%
Amortization and upfront fees	1,803	931	94%	4,446	2,480	79%

Total	$12,085	$7,001	73%	$31,851	$15,965	100%

Revenues. Revenues for the three months ended September 30, 2005 were $12.1 million, which represented a 73% increase over the $7.0 million in revenues for the three months ended September 30, 2004. The increase in revenue was due to increased sales of our Kintera Sphere and FundWare products and services resulting in an increase of $2.2 million in monthly service fees, a $2.0 million increase in transaction and data processing fees and an increase of $0.9 million in amortized and recognizable upfront fees.

For the nine months ended September 30, 2005, we reported total revenues of $31.9 million, a 100% increase from total revenues of $16.0 million for the nine months of ended September 30, 2004. The increase in revenue was driven by growth in monthly service fees of $8.6 million from new and existing customers, an increase of $5.3 million in transaction and data processing fees derived from an increase in the number of events and data records screened from new and existing customers and an increase of $2.0 million for amortized and recognizable upfront fees.

At September 30, 2005, we had $11.6 million in deferred revenue and customer deposits for existing contracts, agreements and licenses, an increase of $8.1 million from December 31, 2004.

Presented below is a summary of cost of revenue as a percentage of revenue:

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
(In thousands, except percentages)	2005	2004		2005	2004
Cost of revenue	$3,171	$1,997	59%	$8,225	$3,771	118%
As a percentage of revenue	26%	29%	-3%	26%	24%	2%

Cost of Revenues. Cost of revenues increased 59% for the three months ended September 30, 2005 to $3.2 million, compared to $2.0 million for the three months ended September 30, 2004.

Cost of revenues for the nine months ended September 30, 2005 increased 118% to $8.2 million, compared to $3.8 million for the nine months ended September 30, 2004. The increase in costs of revenue for each period can be attributed to the increase in expenses incurred to service customers and support revenue growth.

Presented below is a summary of sales and marketing expenses as a percentage of revenue:

	Three months ended September 30,		Percent Change	Six months ended September 30,		Percent Change
(In thousands, except percentages)	2005	2004		2005	2004
Sales and marketing	$7,248	$3,988	82%	$21,811	$9,914	120%
As a percentage of revenue	60%	57%	-4%	68%	62%	-3%

Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 2005 increased 82% to $7.2 million, compared to $4.0 million for the three months ended September 30, 2004. The $3.2 million increase resulted primarily from increases in headcount and related costs from the expansion of our sales force and customer service support staff, both internally and from acquisitions, increased commissions from increased sales and increased travel, advertising and trade show expenses. However, as discussed further above, during the third quarter we reduced our overall sales and marketing force and client service personnel to eliminate certain position and reworked the commission arrangements with certain members of our sales force, which measures helped reduce our overall sales and marketing expense from $9.2 million for the three-month period ending June 30, 2005.

Sales and marketing expenses for the nine months ended September 30, 2005 increased 93% to $21.8 million, compared to $9.9 million for the nine months ended September 30, 2004. The $11.9 million increase for the nine months ended September 30, 2005 is primarily attributable to the following:

•	$7.3 million of increased personnel and related expense due to increases in headcount and normal salary increases in combination with the addition of personnel due to the Fundware, Carol/Trevelyan Strategy Group and PIN acquisitions which occurred during 2004.

•	$1.2 million of increased commission expense resulting from growth in contracts and renewed license/service agreements.

•	$1.1 million of increased advertising and trade show expenses as a result of increased sales efforts.

This reduction in sales and marketing expenses as a percentage of total revenue for the three and nine months ended September 30, 2005 reflects the reductions in personnel and reworking of commission arrangements, discussed further above, that we implemented during the third quarter.

Presented below is a summary of product development and support expenses as a percentage of revenue:

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
(In thousands, except percentages)	2005	2004		2005	2004
Product development and support	$3,958	$1,686	138%	$11,084	$5,345	107%
As a percentage of revenue	33%	24%	9%	35%	33%	2%

Product Development and Support. Product development and support expenses increased 138% to $4.0 million, for the three months ended September 30, 2005 compared to $1.7 million for the three months ended September 30, 2004. This $2.3 million increase can be attributed to a $2.0 million increase in personnel and related costs associated with a general increase in headcount and $0.3 million increase in personnel and related costs associated with the acquisition of American Fundware.

Product development and support expenses increased 107% to $11.1 million, for the nine months ended September 30, 2005 compared to $5.3 million for the nine months ended September 30, 2004. The $5.7 million increase can be attributed to an increase in non-capitalizable software development costs and personnel and related costs associated with increased headcount and $1.4 million related to the correction of our software development costs previously capitalized in error during the three months ended March 31, 2005 and prior periods.

Presented below is a summary of general and administration expenses as a percentage of revenue:

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
(In thousands, except percentages)	2005	2004		2005	2004
General and administrative	$4,334	$2,137	103%	$12,017	$5,527	117%
As a percentage of revenue	36%	31%	13%	38%	35%	3%

General and Administrative. General and administrative expenses increased 103% to $4.3 million, for the three months ended September 30, 2005 compared to $2.1 million for the three months ended September 30, 2004. This $2.2 million increase can be attributed to an increase in personnel and an increase in professional fees associated with our Sarbanes-Oxley compliance efforts. As discussed above, however, during the third quarter we eliminated certain general and administrative personnel positions in order to help reduce operating expenses, which measures helped reduce our overall general and administrative expense from the $4.2 million spent in the second quarter.

General and administrative expenses increased 117% to $12.0 million, for the nine months ended September 30, 2005 compared to $5.5 million for the nine months ended September 30, 2004. The $6.5 million increase for the nine months ended September 30, 2005 is primarily attributable to the following:

•	$2.3 million in increased personnel and related costs associated with an increase in headcount.

•	$1.1 million in connection of increased professional fees related to audit and higher than anticipated legal expenses.

•	$0.7 million in information technology and support costs which are being reported as general and administrative expense but were previously among the three reporting departments.

•	$1.0 million in increased consulting services.

•	$0.8 million in increased bad debt expense.

•	$0.4 million in increased insurance and other related facilities costs.

Presented below is a summary of depreciation and amortization expenses as a percentage of revenue:

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
(In thousands, except percentages)	2005	2004		2005	2004
Depreciation and amortization	$1,289	$443	191%	$3,808	$1,386	175%
As a percentage of revenue	11%	6%	5%	12%	9%	3%

Depreciation and amortization expense. Depreciation and amortization of intangibles increased 191% to $1.3 million for the three months ended September 30, 2005 compared to $0.4 million for the three months ended September 30, 2004. The $0.9 million increase can be attributed to the deprecation associated with the increase in fixed assets purchased to support the addition in personnel and acquisitions.

Depreciation and amortization increased 175% to $3.8 million for the nine months ended September 30, 2005 compared to $1.4 million for the nine months ended September 30, 2004. The increase of $2.4 million can be attributed to the deprecation associated with the increase in fixed assets purchased to support the addition in personnel and acquisitions.

Depreciation and amortization of intangible expense is being reported as a single line item on the Company’s statement of operations but was previously reported among sales and marketing, product development and support and general and administrative expense. Comparative figures for the three and nine months ended September 30, 2004 have been reclassified to conform to the current period’s presentation.

Presented below is a summary of stock-based compensation expenses as a percentage of revenue:

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
(In thousands, except percentages)	2005	2004		2005	2004
Stock-based compensation	$839	$1,380	-39%	$5,776	$3,663	58%
As a percentage of revenue	7%	20%	-13%	18%	23%	-5%

Stock-based Compensation. Stock-based compensation decreased 39% to $0.8 million for the three months ended September 30, 2005 compared to $1.4 million for the three months ended September 30, 2004. The decrease of $0.5 million can be attributed to the vesting of stock issued in prior acquisitions in the first quarter of 2005.

Stock-based compensation increased 58% to $5.8 million for the nine months ended September 30, 2005 compared to $3.7 million for the nine months ended September 30, 2004. The increase of $2.1 million can be attributed to a non-cash charge realized in connection with the vesting of stock held by former shareholders of Carol/Trevelyan Strategy Group, related to the fulfillment of certain milestones recognized in the first quarter of 2005.

Liquidity and Capital Resources

We have historically funded our operations principally through sales of equity securities. In December 2003, we completed our initial public offering and received net proceeds of $36.1 million, including $4.9 million from the exercise of the underwriters’ over allotment option. In July 2004, we sold 2,500,000 shares of our common stock in a private placement at a price of $8.00 per share for net proceeds of approximately $18.5 million. We completed another private placement in December 2004 and sold 2,500,000 shares of common stock at a price of $7.00 per share for net proceeds of approximately $16.3 million. As of September 30, 2005, we had cash, cash equivalents and marketable securities totaling approximately $33.6 million.

At September 30, 2005, we had working capital of $18.8 million, compared to working capital of $40.4 million at December 31, 2004. At September 30, 2004, we had working capital of $42.8 million. This decrease in working capital can be largely attributed to our use of cash in our operating activities. Our net cash used in operating activities was $14.2 million for the nine months ended September 30, 2005, compared to $7.1 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, the net loss of $30.1 million included certain expenses not requiring the use of cash totaling $10.5 million. For the nine months ended September 30, 2005 cash used in operations was affected by an increase of $3.2 million in donations payable, a $1.4 million increase in accounts receivable, an increase of $0.6 million for accrued employee benefits and a $3.4 million increase in deferred revenue.

Net cash provided by investing activities was $11.7 million for the nine months ended September 30, 2005. This was primarily the result of the sale of $26.7 million of marketable securities, offset by the purchase of $11.9 million of marketable securities, purchases of $2.1 million of property and equipment and $0.3 million of acquisition costs.

Net cash used in investing activities was $38.5 million for the nine months ended September 30, 2004. This resulted from the purchase of $39.0 million of marketable securities, purchases of $1.2 million in property and equipment and $1.7 million of acquisition costs, offset by the sale of $4.0 million of marketable securities.

Net cash provided by financing activities was $0.6 million for the nine months ended September 30, 2005, which was primarily the result of proceeds received from the exercise of stock options of $0.5 million and proceeds received from the issuance of common stock under our Employee Stock Purchase Plan of $0.2 million.

Net cash used in financing activities was $18.8 million for the nine months ended September 30, 2004, which was primarily provided by the private placement of securities of $18.5 million and proceeds from sale of common stock through our Employee Stock Purchase Plan and exercise of stock options of $0.9 million offset by the payment of the line of credit of $0.4 million.

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

We have experienced operating and net losses in each fiscal quarter since our inception, and as of September 30, 2005, we had an accumulated deficit of $83.1 million. We incurred net losses of $8.3 million for the three months ended September 30, 2005 and $4.5 million for the three months ended September 30, 2004. We incurred net losses of $30.1 million for the nine months ended September 30, 2005 and $13.4 million for the nine months ended September 30, 2004. We will need to increase revenues and reduce operating expenses to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We also may fail to accurately estimate our increased operating expenses as we grow. If our operating expenses exceed our expectations, our financial performance will be adversely affected.

Our operating results have fluctuated and may fluctuate significantly, and these fluctuations may cause our stock price to fall.

Our operating results have varied significantly in the past and will likely vary in the future as the result of fluctuations in our revenues and operating expenses. For example, our revenues increased to $12.1 million for the three months ended September 30, 2005, from $7.0 million for the three months ended September 30, 2004 and our net loss increased to $8.3 million for the three months ended September 30, 2005, from $4.5 million for the three months ended September 30, 2004. Although we have reviewed and implemented plans to help reduce our overall operating expenses and will continue to do so, operating expenses may increase in the future as we expand our selling and marketing activities and hire additional personnel. Our revenues in any period depend substantially on monthly service fees, on the number and size of donations that we process in that period for customer sponsored fundraising events and on the sale and licensing of our software products. In addition, the number and size of transactions we process tends to be seasonal, with the first calendar quarter representing the seasonal low for non-profit fundraising. As a result, it is possible that in some future periods, our revenues may not meet our expectations or, due to our increased expense levels, our results of operations may be below the expectations of current or potential investors. If this occurs, the price of our common stock may decline.

Recent acquisitions and potential future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources, which could prevent us from properly servicing and maintaining customer relationships.

Acquisitions have been an important part of our development to date. During 2004, we completed acquisitions of several complementary businesses including Prospect Information Network, Carol/Trevelyan Strategy Group, BNW, Inc., Kindmark, Kamtech, Inc., Giving Capital, Inc. and American Fundware, Inc. In 2005, we have completed the acquisition of Gold Box, Inc. and Collaborative Standards, Inc. We are in the process of integrating the operations of these businesses with ours and finalizing the purchase price allocation for each of these acquisitions. We cannot assure you that we will succeed in completing these integration efforts on a timely basis, or at all. As part of our business strategy, we may acquire companies, services and technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with important customer contacts or otherwise offer growth opportunities. Acquisitions and investments involve numerous risks, including:

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

It is possible that the payment processing component of Kintera Sphere and certain services we provide are subject to various governmental regulations. In addition, we may be subject to the privacy provisions of the Gramm-Leach-Bliley Act and related regulations. Pending and enacted legislation at the state and federal levels, including those related to fundraising activities, may also restrict further our information gathering and disclosure practices, for example, by requiring us to comply with extensive and costly registration, reporting or disclosure requirements. Existing and potential future privacy laws may limit our ability to develop new products and services that make use of data gathered through our service. The provisions of these laws and related regulations are complicated, and we do not have extensive experience with these laws and related regulations. Even technical violations of these laws can result in penalties that are assessed for each non-compliant transaction. Given the high volumes of transactions we process, if we were found to be subject to and in violation of any of these laws or regulations, our business would suffer and we would likely have to change our business practices. In addition, these laws and regulations could impose significant compliance costs on us and make it more difficult for donors to make online donations.

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

In addition, in the past six months, we appointed Richard Davidson as our new Chief Financial Officer and hired a new corporate controller. Because of these changes, these newly-hired employees have not worked with our senior management team and finance personnel for a significant length of time, and we cannot assure you that these management transitions will not result in some disruption of our business. If our new senior management team and finance department are unable to work together effectively to implement our strategies, manage our operations and accomplish our objectives, our business, operations and financial results could be severely impaired.

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

Our success and ability to compete depend in part on our internally developed technology and software applications. We rely on patent, trademark, copyright and trade secret laws and restrictions in the United States and other jurisdictions, together with contractual restrictions on our employees, strategic partners and customers, to protect our proprietary rights. Any of our trademarks may be challenged by others or invalidated through administrative process or litigation. As of September 30, 2005, we have three issued patents, one patent pending and waiting issuance and 18 pending patent applications in the United States. We may not be successful in obtaining these patents and we may be unable to obtain additional patent protection in the future. In addition, any issued patents may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our solution is available. As a result, we cannot assure you that our means of protecting our proprietary rights will be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our revenues and prospects for growth.

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

In addition, the stock market in general, the Nasdaq National Market, and the market for shares of technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities and technology companies have been particularly volatile. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, shareholder derivative lawsuits securities class action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

Our publicly-filed reports are reviewed from time to time by the SEC and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of our common stock.

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

As discussed in Note 2 to the consolidated financial statements contained in the Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2005, during our prior review of our consolidated financial statements for the second fiscal quarter of 2005, we restated our previously published consolidated financial statements as of and for the quarter ended March 31, 2005, which we determined indicated ineffective controls over the application of accounting policies with respect to the capitalization of software developments costs and therefore represented a material weakness in our internal controls. Although we have made significant changes in our internal controls and operations that we believe will help prevent the occurrence of financial reporting problems in the future, there can be no assurances that we will not discover additional instances of breakdowns in our internal controls and operations of the types that led to the previous restatement of our financial statements.

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

As discussed in Note 2 to the consolidated financial statements contained in the Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2005, we restated our consolidated financial statements for the fiscal quarter ended March 31, 2005. As a result of this restatement, we may be subject to lawsuits that could be very costly and substantially disrupt our business.

On August 11, 2005, a shareholder filed a purported shareholder derivative lawsuit action on behalf of the Company against several of its principal executive officers and directors. The lawsuit, Drogin v. Gruber, et al., Case No. GIC 852285, is pending in the Superior Court of the State of California, County of San Diego. The Company is a nominal defendant in the lawsuit, which alleges various breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment principally based upon the Company’s announcement of the restatement of its financial statements for the three months ended March 31, 2005. The Company filed a demurrer to the complaint on the ground that plaintiff does not have standing to bring the case on behalf of the Company. The individual defendants joined in the Company’s demurrer and filed a separate demurrer on the grounds that the complaint does not state a legal claim against them. The demurrers are scheduled for hearing on December 2, 2005. We are unable to predict the ultimate outcome of the lawsuit or whether it will or will not have a material adverse effect on the Company.

In addition to the shareholder derivative action, the Company may be subject to additional lawsuits and actions as a result of the restatement. There can be no assurances that we will be successful in defending against such additional lawsuits or actions. If we are unsuccessful in defending against such matters, we may be subject to significant damages. Even if we are successful in defending against such lawsuits or other similar actions, such efforts may be expensive, may divert management’s attention from other business concerns and have a material adverse impact on our results of operations and the trading price of our common stock.

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

Under the supervision and with the participation of our management, including Harry E. Gruber, M.D., our principal executive officer, and Richard Davidson, our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon the evaluation our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report, in response to certain accounting errors made in connection with the application of generally accepted accounting principles relating to our classification of software development costs, we restated our consolidated financial statements for the quarterly period ended March 31, 2005. As a result, as described in Part I, Item 4 of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005, we determined that the restatement of our previously published financial statements as of and for the three months ended March 31, 2005 indicated ineffective controls over related to the capitalization of software development costs.

As a result of these findings, we have refined our process for capitalizing software development costs and established more definitive criteria to permit the capitalization of such costs. This analysis has been improved by enhanced documentation and oversight by finance personnel who are experienced in the application of GAAP relating to the classification of software development costs, which personnel report to our principal financial officer. We have also automated our financial systems to help us determine those instances in which we may capitalize software development costs.

In addition, as part of the process related to the identification and correction of the financial statement errors addressed in the restatement of our consolidated financial statements for the three months ended March 31, 2005, we implemented enhanced control over our processes relating to the accounting for salaries and wages, revenue attributable to terminated contracts and the timing of the conversion accounts receivable to cash.

Other than as summarized above, there were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2005 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on July 21, 2005, the following individuals, all of the members of the Board of Directors were elected: Allen B. Gruber, M.D., Robert J. Korzeniewski, CPA, and Deborah D. Rieman, Ph.D. For each elected director, the results of the voting were:

	Affirmative Votes	Votes Withheld
Allen B. Gruber, M.D.	20,530,896	2,483,328
Robert J. Korzeniewski, C.P.A.	21,762,168	1,252,056
Deborah D. Rieman, Ph.D.	21,619,633	1,394,591

Our stockholders also voted to approve the amendment to the 2003 Equity Incentive Plan to increase the maximum aggregate number of shares that may be issued thereunder by 3,000,000. The results of the voting on this proposal were:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes
14,471,841	3,738,616	36,248	4,767,519

The foregoing proposal was approved and accordingly ratified.

Our stockholders also voted to approve the amendment to the 2000 Stock Option Plan, 2003 Equity Incentive Plan and 2004 Equity Incentive Plan (Fundware) authorizing the Board of Director to effect a repricing of outstanding stock to options under these plans. The results of the voting on this proposal were:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes
14,214,756	3,993,156	38,793	4,767,519

The foregoing proposal was approved and accordingly ratified.

Our stockholders also voted to ratify Ernst & Young, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005. The results of the voting on this proposal were:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes
22,850,825	160,899	2,500	-0-

The foregoing proposal was approved and accordingly ratified.

Item 5.	Other Information.

Entry into a Material Definitive Agreement.

As reported in Part II, Item 4 of this Quarterly Report, at the Company’s Annual Meeting of Stockholders held on July 21, 2005 (the “Annual Meeting”), our stockholders approved an amendment to the 2003 Equity Incentive Plan (the “2003 Plan”) to increase the maximum number of shares that may be issued thereunder by 3,000,000. Following the amendment, the maximum number of shares of common stock issuable under the 2003 Plan was increased to a total of 8,600,000 shares (subject to adjustment upon certain changes in our capital structure), which number of shares will be reduced, at all times, by the number of shares subject to outstanding stock options, and the number of shares issued upon exercise of outstanding options granted, under our 2000 Stock Option Plan (the “2000 Plan”).

In addition, at the Annual Meeting, our stockholders also approved an amendment to our 2000 Plan, 2003 Plan and 2004 Equity Incentive Plan (Fundware) (the “2004 Plan (Fundware)”), to authorize the Compensation Committee of the Company’s Board of Directors to, without obtaining stockholder approval, effect one or more programs to cancel stock options outstanding on or prior to January 1, 2006 and grant new options with a lower exercise price and/or amend these stock options to reduce their exercise price.

The foregoing description of the amendment to our 2000 Plan is qualified in its entirety by reference to the Amendment to 2000 Stock Option Plan, a copy of which is attached to this Quarterly Report. The foregoing description of the amendments to our 2003 Plan and 2004 Plan (Fundware) are qualified in their entirety by reference to the Amended and Restated 2003 Equity Incentive Plan and Amended and Restated 2004 Equity Incentive Plan (Fundware), copies of which are attached to our Registration Statement on Form S-8 (File No. 333-128927) filed with the Securities and Exchange Commission on October 11, 2005.

Non-Reliance on Previously Issued Financial Statements or Related Audit Report or Completed Interim Review.

As discussed in Part I, Item 4 of this Quarterly Report, in response to certain accounting errors made in connection with the application of generally accepted accounting principles relating to our classification of software development costs, on August 8, 2005, the Audit Committee of the Company’s Board of Directors, upon the recommendation of the Company’s management and with the concurrence of the Company’s independent registered public accounting firm, Ernst & Young LLP, concluded that the previously issued financial statements contained in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 should no longer be relied upon. Following such determination, we thereafter restated our unaudited consolidated financial statements for this period. The Audit Committee and authorized officers of the Company discussed the matters disclosed in this paragraph with the Company’s independent auditors.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description of Document
2.4(1)	Agreement and Plan of Merger and Reorganization by and among the Registrant, Sunday Acquisition Corporation, Carol/Trevelyan Strategy Group, Inc. and Dan Carol, Stryder Thompkins, Greg Nelson and Stuart Trevelyan

3.2(2)	Amended and Restated Certificate of Incorporation of the Registrant

3.4(2)	Amended and Restated Bylaws of the Registrant

4.1(2)	Specimen Common Stock Certificate

10.17	Amendment to 2000 Stock Option Plan

10.18(3)	Amended and Restated 2003 Equity Incentive Plan

10.19 (3)	Amended and Restated 2004 Equity Incentive Plan (Fundware)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed on Current Report on Form 8-K/A on November 3, 2004

(2)	Previously filed with Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-109169) dated December 10, 2003.

(3)	Previously filed with Registration Statement on Form S-8 (File No. 333- 28927) dated October 11, 2005

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINTERA, INC.

By:	/s/ RICHARD DAVIDSON
Richard Davidson
Chief Financial Officer

Date: November 9, 2005