Form 10-K
period 2005-12-31
KINTERA INC
filed 2006-03-16
CIK 1117119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

9605 Scranton Rd. Ste. 240

San Diego, CA 92121

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (858) 795-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

Rights to Purchase Shares of Series A Preferred Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange ActRule 12b2).    Yes  ☐     No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2005 as reported on the National Market tier of The NASDAQ Stock Market, Inc., was $69,901,685. This number excludes shares of common stock held by executive officers, directors and stockholders whose ownership exceeds 10% of the shares outstanding at June 30, 2005. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

As of March 1, 2006, there were 36,320,475 shares of the registrant’s common stock outstanding.

KINTERA INC.

Form 10-K

For the Fiscal Year Ended December 31, 2005

TRADEMARKS AND TRADE NAMES

Kintera, the Kintera logo, Kintera Sphere, Friends Asking Friends, Kintera Thon, Knowledge Interaction, Honor Roll, Volunteer Interactive Pyramid, Kintera VIP, CTSG, Fundware, The Giving Experience, The Giving Communities, P!N, CharityGift, the CharityGift logo, and Causezine are our trademarks, trade names or service marks. Each trademark, trade name or service mark of another company appearing in this Annual Report belongs to its holder, and does not belong to us.

CAUTIONARY STATEMENT

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

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” in Item 1A, as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

Item 1. Business

Overview

We are an innovative provider of software and services that enable nonprofit organizations to use the Internet to increase donations, reduce fundraising costs, improve operations and build awareness and affinity for their causes by bringing employees, volunteers and donors together in online, interactive communities. Many of the more than 2 million nonprofit organizations registered with the Internal Revenue Service in the United States use Internet software tools to enhance their fundraising and communication efforts. Based on information published by the Nonprofit Times, a publication for nonprofit managers, we estimate online giving to have been approximately $3 billion in 2005, and we believe this amount will continue to grow.

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

We primarily enter into customer contracts for Kintera Sphere that are one year or more in duration. Our customers pay us upfront fees and monthly service fees for access to Kintera Sphere and transaction-based fees tied to the donations and purchases we process. We also enter into service contracts and implementation contracts that are 12 months or longer in duration.

Since launching our service in the first quarter of 2001, we have experienced significant growth with our total online donations processed increasing from $9.0 million in 2002 to $53.0 million in 2003 to $149.2 million in 2004 and $302.0 million in 2005. Acquisitions have been an important part of our development to date. These acquisitions enabled us to expand our service offerings to include wealth profiling and screening services, directed giving programs, accounting software, online grants, consulting and advocacy services. We may continue to acquire companies that provide us with proprietary technology, access to key accounts, or personnel with significant experience in the nonprofit industry.

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

Wealth Profiling and Screening Services

Kintera P!N service, is a wealth profiling and screening service that enables nonprofits to more efficiently identify, profile, monitor and rank the wealth of prospects in their databases. Additionally, this service enables nonprofits to edit, analyze, prioritize and combine external data collected from a wide range of sources with its internal donor database. Kintera P!N Electronic Screening is part of the Kintera Prospect Relationship Management (“PRM”) suite of applications featuring:

•	Capacity assessment. Prospects can be matched to more than 18 databases to identify wealth and capacity indicators to help target prospects.

•	Affinity rating. One of the strongest predictors of future involvement coupled with capacity data so that the best prospects for the future giving may be targeted.

•	Propensity rating. Compares likely prospects to an industry model of likely donors to different types of organizations.

•	Complete sources of data. Quality data and sophisticated matching logic bring in-depth information about prospects with the greatest capacity to give.

Directed Giving Programs

Workplace Giving Program

Kintera’s Workplace Giving offers an enhanced workplace giving tool that helps corporations and nonprofits automate and support their workplace giving programs. These tools include employee gift matching, volunteer tracking and management, political action committee membership and fundraising drives. Key elements of Workplace philanthropy program products include:

•	Workplace Campaigns

•	Matching Gifts

•	Volunteer Management

•	Dollars for Doers

•	PAC Management

•	Grants Management

For corporations that have established collection campaigns for multiple nonprofits, we offer payment processing services for payroll deductions as well as standard checks, cash and credit cards. In addition, we also have the ability to disburse funds to the appropriate organizations/chapters.

Donor Advised Funds Programs

Kintera’s Donor Advised Funds program (“DAF”), is an on-demand solution for donor-advised funds and wealth management products to major financial institutions and money center banks. Our web-based DAF administration service provides our clients with a turnkey solution for quick-to-market, cost effective, private-labeled DAF capability for investment firms, community foundations and corporations offering workplace giving solutions.

Online Grants

Kintera Online Grants is a product within the Kintera Sphere suite of solutions for nonprofit organizations. Kintera Online Grants enables foundations to capture grant applications more flexibly and efficiently. This online grant application software provides a simple grant application process, with functionality to create custom grant applications and to create and manage applications online. We help connect grantee information and processes more effectively. It also improves collaborative decision-making and can be used with a broad range of grant-making systems.

Accounting Software

Kintera FundWare accounting software unites accounting, budgeting and reporting tools with an audit trail to create an award-winning product suite with a singular goal: eliminating your organization’s financial management pressures. Our accounting software is marketed to nonprofit organizations and government entities, including cities, towns, governmental agencies and schools.

Our accounting software to help relieve the complexities of nonprofit and government financial management with:

•	Tools to help comply with Financial Accounting Standards Board, (“FASB”) and Governmental Accounting Standards Board, (“GASB”) 34 reporting requirements

•	Easy tracking of commitments and encumbrances

•	Real-time budget monitoring to help prevent overspending

•	Budget modification histories, including comparisons between actual and revised budgets

•	Cross-fiscal year budget preparation

•	Built-in audit trails and easy-to-prepare audit schedules

For support of our accounting software, we offer a professional service group that will install and customize the software to a client’s specification. We offer webcast seminars and product training through regional training classes, Web-based eClasses, on-site classes, participation in local and regional user conferences, and Connections our annual user conference.

Additional programs offered:

Directconnect: Maintenance and support service programs designed with several options to specifically fit our clients support needs. Directconnect gives the client the opportunity to receive support tailored to its organization’s needs.

Consulting: We provide a range of professional services to meet the specialized needs of our customers:

•	Enterprise Services – Project based services including implementation and integration of the accounting software

•	Consulting Services – Experienced consultants are available on an hourly basis for specific tasks that can be crucial in configuring a solution to meet specific needs

•	Educational Services – Training classes available at a regional location or on-site

Training: We offer on-site training, classroom training, eClasses and payroll boot camp

Advocacy Services

The advocacy module offers full support for managing email campaigns, advocacy campaign websites, and customized action centers – all the tools needed to advocate a cause. Along with the advocacy module, organizers use our integrated email module and Contact Relationship Management (“CRM”) database to educate supporters about issues related to their cause, while building rich profiles of their interests and activities, including political district, issue preference, action alert responsiveness, giving histories, purchases, event participation, and website activity with our Contract Management System (“CMS”).

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

Scalable Transaction Engine Improves and Simplifies Payment Processing

Kintera Sphere incorporates an integrated transaction processing engine that enables donors to make donations and purchases through simple secure online transactions. Kintera accepts all major credit cards, PayPal, the Automated Clearing House network (“ACH”) and up to 200 currencies. When a donor makes a donation or purchase on a website powered by Kintera Sphere, we typically collect the payment and related information, clear the transaction, provide a receipt to the donor and remit the funds to the nonprofit organization net of any credit card or other payment method fees and a Kintera transaction fee. Donor data generated from online transactions is automatically integrated into the nonprofit organization’s database using our contact management tools. Because we process a significant volume of transactions, we are typically able to secure lower credit card transaction fees and more enhanced account services for our clients than would be possible for them on a stand-alone basis. Our payment processing services also include 24/7 access to financial networks, collection of donations paid by check to lock boxes, account reconciliation, multiple layers of security and database management. These services are complex to establish and expensive to maintain, particularly for smaller nonprofit organizations or local branches of large organizations that experience lower or intermittent transaction volumes.

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

Payment Processing

Kintera Sphere offers payment processing capabilities that enable consumers to make donations and purchase goods and services using numerous payment options through secure online transactions. Credit card transactions are processed with automatic fail over through redundant paths, including redundant frame relay lines to separate payment processors. In addition, an Internet gateway is available as an alternate backup mechanism to maintain transaction processing, and we have retained the capability to batch transactions for future processing in the event of backup failure. These layers of redundancy offer high levels of reliability for large-scale online fundraising. We are able to process online checking transactions through ACH and are integrated with PayPal. We accept all major credit cards and up to 200 currencies, and provide the specific government-required receipts to donors. Typically, once the donor’s credit card is charged for the amount of the donation and we have deducted fees owed to us by the customer, the net amount of the donation is delivered to the customer.

Sales and Marketing

We sell our software services primarily through our direct sales force, with sales professionals located at our headquarters in San Diego and in metropolitan areas throughout the United States. Our sales force consists of two teams, a team focused on smaller customers typically at a local level and a team focused on major accounts both locally and nationally. As of December 31, 2005, our total sales, marketing and customer support organization consisted of 262 employees.

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

Employees

As of February 28, 2006, we had 471 employees, including 59 in finance/administration, 262 in sales, marketing and customer support, and 150 in product development and operations. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Available Information

We file reports with the Securities and Exchange Commission (“SEC”). We make available on our website under “Investor Relations/SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.kintera.com. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Item 1A. Risk Factors

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any these known or unknown risks or uncertainties actually occur with material adverse effects on Kintera, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline, and you may lose all or part of your investment.

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

We have experienced operating and net losses in each fiscal quarter since our inception, and as of December 31, 2005, we had an accumulated deficit of $95.0 million. We incurred net losses of $41.9 million for the year ended December 31, 2005 and $19.2 million for the year ended December 31, 2004. We will need to increase revenues and reduce operating expenses to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We may also fail to accurately estimate our increased operating expenses as we grow. If our operating expenses exceed our expectations, our financial performance will be adversely affected.

Our operating results have fluctuated and may fluctuate significantly, and these fluctuations may cause our stock price to fall.

Our operating results have varied significantly in the past and will likely vary in the future as the result of fluctuations in our revenues and operating expenses. For example, our revenues increased to $40.9 million for the year ended December 31, 2005, from $23.7 million for the year ended December 31, 2004 and our net loss increased to $41.9 million for the year ended December 31, 2005, from $19.2 million for the year ended December 31, 2004. Although we have reviewed and implemented plans to help reduce our overall operating expenses and will continue to do so, operating expenses may increase in the future as we expand our selling and marketing activities and hire additional personnel. Our revenues in any period depend substantially on monthly service fees, on the number and size of donations that we process in that period for customer sponsored fundraising events and on the sale and licensing of our software products. In addition, the number and size of transactions we process tends to be seasonal, with the first calendar quarter representing the seasonal low for non-profit fundraising. As a result, it is possible that in some future periods, our revenues may not meet our expectations or, due to our increased expense levels, our results of operations may be below the expectations of current or potential investors. If this occurs, the price of our common stock may decline.

Recent acquisitions and potential future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources, which could prevent us from properly servicing and maintaining customer relationships.

Acquisitions have been an important part of our development to date. During 2004, we completed acquisitions of several complementary businesses including Prospect Information Network, Carol/Trevelyan Strategy Group, BNW, Inc., KindMark, Inc., Kamtech, Inc., Giving Capital, Inc. and American Fundware, Inc. In 2005, we completed the acquisition of Gold Box, Inc. As part of our business strategy, we may acquire companies, services and technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with important customer contacts or otherwise offer growth opportunities. Acquisitions and investments involve numerous risks, including:

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

Any failure to manage and accurately account for the large amounts of donations we process could diminish the use of Kintera Sphere, which may prevent or delay our becoming profitable.

Our ability to manage and account accurately for the online donations we process requires a high level of internal controls. We have a limited operating history of maintaining these internal controls. As our business continues to grow, we must monitor our internal controls to ensure they are effective. Our success requires significant customer and donor confidence in our ability to handle large and growing donation volumes and amounts. Any failure to maintain necessary controls or to accurately manage online donations could severely diminish nonprofit organizations’ and donors’ use of Kintera Sphere.

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

Our products may contain defects, which may result in liability and/or decreased sales.

Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Despite our best efforts to test our products, we might experience significant errors or failures in our products, or they might not work with other hardware or software as expected, which could delay the development or release of new products or new versions of our products and adversely affect market acceptance of our products. We might not discover software errors that affect our new or current products or enhancements until after they are deployed, and we may need to provide enhancements to correct such errors. These errors could result in:

•	harm to our reputation;
•	lost sales;
•	delays in commercial release;
•	product liability claims;
•	delays in or loss of market acceptance of our products; and
•	unexpected expenses and diversion of resources to remedy errors.

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

In the past year we have hired several new members of our senior management and have experienced a high rate of employee turnover at all levels. Our newly-hired employees have not worked with our senior management team and finance personnel for a significant length of time, and we cannot assure you that these management transitions will not result in some disruption of our business. If our new senior management team and finance department are unable to work together effectively to implement our strategies, manage our operations and accomplish our objectives, our business, operations and financial results could be severely impaired.

Because competition for highly qualified sales and software development personnel is intense, we may not be able to attract and retain the employees we need to support our planned growth.

To execute our growth plan, we have significantly increased the size of our sales force and software development staff. To successfully meet our objectives, we must continue to attract and retain highly qualified sales and software development personnel with specialized skill sets focused on the nonprofit industry. Competition for qualified sales and software development personnel can be intense, and we cannot assure you that we will be successful in retaining current employees or attracting and retaining new ones. The pool of qualified personnel with experience working with or selling to nonprofit organizations is limited. Our ability to expand our sales team will depend on our ability to recruit, train and retain top quality people with advanced skills who understand sales to nonprofit organizations. Because the sale of online fund raising solutions is still relatively new, there is a shortage of sales personnel with the experience we need. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for our business. In addition, it takes time for our new sales personnel to become productive, particularly with respect to obtaining major customer accounts. In many cases, newly hired sales personnel are unable to develop their skills rapidly enough, which results in a relatively high turnover rate and a corresponding increased need to make continual new hires. If we are unable to hire or retain qualified sales and software development personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity slower than anticipated, it would be more difficult for us to sell our solution, and we may experience a shortfall in revenues and not achieve our planned growth.

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

Our success and ability to compete depend in part on our internally developed technology and software applications. We rely on patent, trademark, copyright and trade secret laws and restrictions in the United States and other jurisdictions, together with contractual restrictions on our employees, strategic partners and customers, to protect our proprietary rights. Any of our trademarks may be challenged by others or invalidated through administrative process or litigation. As of March 1, 2006, we have three issued patents and 19 pending patent applications in the United States. We may not be successful in obtaining these patents and we may be unable to obtain additional patent protection in the future. In addition, any issued patents may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our solution is available. As a result, we cannot assure you that our means of protecting our proprietary rights will be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our revenues and prospects for growth.

Litigation may harm our business or otherwise distract our management.

Substantial, complete or extended litigation could cause us to incur large expenditures and distract our management. For example, lawsuits by employees, stockholders or customers could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes on terms favorable to us.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. In connection with the audit of our financial statements for the year ended December 31, 2005, we identified several material weaknesses in our control over financial reporting. There can be no assurance that our controls over financial processes and reporting will be effective in the future. For more information, see Item 9A of this Annual Report on Form 10-K.

Because of their significant stock ownership, some of our existing stockholders will be able to exert control over us and our significant corporate decisions.

Our executive officers, directors and their affiliates own, in the aggregate, approximately 31.2% of our outstanding common stock. As a result, these persons, acting together, have the ability to exercise significant influence the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us. In addition, these persons, acting together, have the ability to control our management and affairs. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Our certificate of incorporation, as amended, and our bylaws, as amended, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable, including provisions authorizing the board of directors to issue preferred stock, prohibiting stockholder action by written consent and requiring advance notice for nominations for election to our board of directors or for proposing matters to be acted upon by stockholders at meetings of our stockholders. In addition, our certificate of incorporation, as amended, and bylaws, as amended, also provide that our board of directors is classified into three classes of directors, with each class elected at a separate election. The existence of a staggered board could delay a potential acquiror from obtaining majority control of our board, and thus deter potential acquisitions that might otherwise provide our stockholders with a premium over the then current market price for their shares.

In addition, on January 25, 2006, we adopted a stockholder rights plan (“Rights Plan”). Pursuant to the Rights Plan, our board of directors declared a dividend distribution of one preferred share purchase right (“Right”) on each outstanding share of our common stock. Each Right will entitle stockholders to buy one one-hundredth of a share of a newly created Series A Preferred Stock at a purchase price of $50.00, subject to adjustment, in the event the Right becomes exercisable. Subject to limited exceptions, the Rights will become exercisable if a person or group acquires more than 15% or more of our common stock or announces a tender offer for 15% or more of our common stock. If we are acquired in a merger or other business combination transaction which has not been approved by our board of directors, each Right will entitle its holder to purchase, at the Right’s then-current purchase price, a number of the acquiring company’s common shares having a market value at the time of twice the Right’s exercise price. The Rights Plan may discourage certain types of transactions involving an actual or potential change in control and may limit our stockholders’ ability to approve transactions that they deem to be in their best interests. As a result, these provisions may depress our stock price.

We are also governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation, as amended, and our bylaws, as amended, and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could prevent the consummation of a transaction in which our stockholders could receive a premium over the then current market price for their shares.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease approximately 21,000 square feet in San Diego, California, for our corporate headquarters and principal offices. We also lease space in Denver, Colorado; Daytona Beach, Florida; Washington, D.C.; Eugene, Oregon; New York, New York; Philadelphia, Pennsylvania and San Francisco, California.

We believe that our facilities will be suitable and adequate for the present purposes, and that the productive capacity in such facilities is substantially being utilized.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of this Annual Report, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, operating results or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

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

Quarter Ended	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Fiscal year 2004
Common stock price per share:
High	$18.00	$17.73	$10.85	$10.67	$18.00
Low	9.70	7.00	5.25	6.18	5.25

Fiscal year 2005
Common stock price per share:
High	$9.90	$5.84	$4.64	$3.58	$9.90
Low	5.10	3.00	2.60	2.48	2.48

As of March 1, 2006, there were 286 holders of record of our common stock. On March 1, 2006, the last sale price reported on the Nasdaq National Market for our common stock was $2.13 per share.

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

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fiscal quarter ended December 31, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for the securities authorized for issuance under equity compensation plans.

Item 6. Selected Consolidated Financial Data

The table below sets forth our selected consolidated financial data. We prepared this information using the consolidated financial statements of Kintera, Inc. for the five years ended December 31, 2005. The consolidated financial statements include the results of operations of acquisitions commencing on their respective acquisition dates. See Note 12 of Notes of Consolidated Financial Statements, included in Part IV, Item 15 of this report.

You should read this selected consolidated financial data together with the Consolidated Financial Statements and related Notes contained in this Report and in our prior and subsequent reports filed with the SEC, as well as the section of this Report and our other reports entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Statement of Operations Data

	Years Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share data)
Total net revenue	$287	$1,933	$7,965	$23,717	$40,924
Cost of revenue	46	323	1,386	5,868	11,084

Gross profit	241	1,610	6,579	17,849	29,840

Total operating expenses	12,963	11,043	16,432	37,469	72,816

Loss from operations	(12,722)	(9,433)	(9,853)	(19,620)	(42,976)
Interest income and other	284	17	(19)	383	1,072

Net loss	$(12,438)	$(9,416)	$(9,872)	$(19,237)	$(41,904)

Loss per common share
Basic and diluted	$(3.86)	$(1.44)	$(0.97)	$(0.77)	$(1.36)
Number of shares used in per share computations
Basic and diluted	3,223	6,545	10,160	25,122	30,781

Consolidated Balance Sheet Data
	Years Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share data)
Cash, cash equivalents and short-term investments	$2,445	$3,377	$38,672	$50,246	$41,481
Total assets	$5,377	$5,637	$47,757	$86,938	$77,672
Total stockholders’ equity	$4,426	$3,764	$42,154	$68,587	$48,940

Stock-based Compensation Data
	Years Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Sales and marketing	$—	$369	$1,667	$3,266	$5,162
Product development and support	$—	$170	$817	$852	$986
General and administrative	$—	$12	$362	$883	$959

	$—	$551	$2,846	$5,001	$7,107

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

Although our revenues have increased substantially on a year over year basis, we have experienced significant net losses and negative cash flows from operations in each fiscal period since inception, and as of December 31, 2005, we had an accumulated deficit of $95.0 million. Since inception, we have significantly increased our revenues through a combination of factors, including (i) obtaining new customers, (ii) expanding existing customer relationships, (iii) acquiring complementary businesses, (iv) expanding the features of Kintera Sphere, (v) increasing the number and amount of donations we process that result in transaction-based fees and (vi) offering new and improved products and services.

Sources of Revenue

We generate the majority of our revenue from arrangements with nonprofit organizations related to their use of Kintera Sphere to manage their websites, special events and membership, organize individuals, advocate causes, perform wealth screening, raise major gifts, deliver services and programs and execute personalized marketing campaigns. We primarily enter into customer contracts for Kintera Sphere that are one year or more in duration. Our customers pay us upfront fees and monthly service fees for access to Kintera Sphere, and transaction-based fees tied to the donations and purchases we process. Revenues from upfront service fees are deferred and recognized as revenue over the entire term of our contracts. Revenues from transaction processing fees are recognized as they are earned, and we have experienced significant growth with our total online donations processed increasing from $9.0 million in 2002 to $53.0 million in 2003 to $149.2 million in 2004 and $302 million in 2005. Revenue from Service plan and maintenance associated with Kintera Sphere represented approximately 42%, 25% and 30% of our total net revenue in 2005, 2004 and 2003, respectively. Revenue from data and support services represented approximately 20%, 18% and 9% of our total net revenue in 2005, 2004 and 2003, respectively. We also enter into service contracts and implementation contracts related to Kintera Sphere that are 12 months or longer in duration.

We also generate revenues from our wealth profiling business, which provides a prospect-screening tool designed for the fundraising community to find, profile, monitor and dynamically rank the wealth in a nonprofit organization’s prospect database. Wealth profiling services are sold in connection with Kintera Sphere as well as on a stand alone basis. Revenues from the wealth profiling business arise from primarily three sources: (1) Kintera Sphere access or software licensing; (2) post contract support services of the software licenses; and (3) consulting services and related data processing fees.

Our awareness campaign business specializes in melding offline and online strategies and tools to build membership, affinity and impact for nonprofit organizations, political campaigns and unions. We recognize revenue from the awareness campaign business from primarily four sources: (1) Kintera Sphere access or software licensing; (2) website development and customization; (3) messaging services (email/fax); and (4) consulting services.

Software licenses are sold together with consulting services in our wealth profiling and awareness campaign products. Revenue allocated to the service element is recognized as the services are performed. If performance is not apparent, service revenue is recognized on a straight-line basis over the period during which the services are performed unless the license has not been delivered, in which case the revenue is deferred until the license is delivered.

We also generate a significant amount of revenue through our FundWare business, which we acquired from Intuit in December 2004 for $11.0 million in cash. Revenues from this operation are derived from perpetual license fees for the FundWare accounting software package, as well as related product support, professional services, outsourced payroll services and transaction fees.

The demand for our services has been affected in the past, and may continue to be affected in the future, by various factors, including but not limited to, the following:

•	economic conditions;

•	the timing or cancellation of significant clients

•	world events; and

•	seasonality.

For these and other reasons, our net revenue and results of operations in 2005 and prior periods may not necessarily be indicative of future net revenue and results of operations. See Item 1A of this Annual Report for more discussion of factors that could affect our operating results.

Our top ten customers generated an aggregate of 23% of our total net revenue for the year ended December 31, 2005. No customer generated greater than 10% of total net revenue in either 2005 or 2004, and one customer generated greater then 10% of net revenue in 2003.

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of revenue includes salaries, benefits and related expenses of operations and database support and implementation and support services, as well as data costs and amortization of software. Gross profit represents net revenue less the costs of revenue for personnel engaged in database support. Gross profit percentage is highly dependent on contract agreements, donation volume and overhead allocations. We do not believe that historical gross profit margins are a reliable indicator of future gross profit margins. As our service and support costs continue to rise due to increased the increase in services activity relative to our other produce lines, we anticipate that our overall gross margin will decrease. In 2006, we intend to implement a new project accounting module that will better track and record costs associated with each product line and customer. We anticipate this will improve our visibility into the factors that cause margin fluctuations and our ability to achieve consistent, sustainable gross margins for each of our major revenue sources.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, benefits and related expenses of personnel engaged in selling, marketing and customer support functions, as well as public relations, advertising and promotional costs. Sales and marketing expenses do not include stock-based compensation allocable to personnel performing sales and marketing activities.

Product Development and Support Expenses. Product development and support expenses consist primarily of salaries and related costs of employees engaged in engineering, development and quality assurance activities, subcontracting costs and facilities expenses. Product development and support expenses do not include amounts associated with stock-based compensation expense for employees engaged in the product development and support activities.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, depreciation, legal and other professional fees, facilities and communication expenses and information technology expenditures. Amounts associated with stock-based compensation expense for employees engaged in the general and administrative department are shown separately. During 2005, we incurred a significant amount of outside consultant costs and audit fees to comply with the provisions of the Sarbanes-Oxley Act of 2002 relating to management’s assessment of internal control over financial reporting.

Amortization of Purchased Intangibles Expense. Amortization of purchased intangibles expense (excluding amortization of software recorded in Cost of Revenue) consists of costs associated with the acquired intangibles such as contact list, customer files, etc. that are expensed using the straight-line method over the estimated useful lives of five years. In previous quarters these amounts were recorded in sales and marketing, product development and support and general and administrative expenses in the consolidated statements of operations. Management believes that reporting amortization of purchased intangibles expenses as a distinct reporting category provides better and more complete disclosure regarding the associated expense. Comparative figures for the years ended December 31, 2003 and 2004 have been reclassified to conform to the current period’s presentation.

Deferred Stock-based Compensation Expenses. In connection with the grant of stock options to employees, consultants and in connection with acquisitions during the years ended December 31, 2005 and 2004, we recorded $500,000 and $5.1 million in deferred stock-based compensation within stockholders’ equity, respectively. These options were considered compensatory because the deemed fair value of the underlying common stock for financial reporting purposes was greater than the exercise prices determined by the board of directors on the date of grant. The determination of the fair value prior to our initial public offering of the underlying shares of common stock involves subjective judgment and the consideration of a variety of factors, including the prices obtained in private placement transactions of other equity securities, and as a result the amount of the compensatory charge is not based on an objective measure such as the trading price of the common stock since there was no public market for our common stock prior to December 19, 2003. As of December 31, 2005, we had an aggregate of $3.9 million of deferred stock-based compensation remaining to be amortized.

Effective January 1, 2006, we will adopt the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date will include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods will not be restated. At December 31, 2005, there was $3.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 1 to the financial statements. We estimate the expected term of options granted based on the history of grants and exercises in our option database. We estimate the volatility of our common stock at the date of grant based on both the historical volatility as well as the implied volatility of publicly traded options on our common stock, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We amortize the fair value ratably over the vesting period of the awards, which is typically four years. We may elect to use different assumptions under the Black-Scholes option valuation model in the future or select a different option valuation model altogether, which could materially affect our net income or loss and net income or loss per share in the future.

Acquisitions

Acquisitions have been an important part of our development to date. These acquisitions enabled us to expand our service offerings to include wealth profiling and screening services, directed giving programs, accounting software, online grants, consulting and advocacy services. We may continue to acquire companies that provide us with proprietary technology, access to key accounts, or personnel with significant experience in the nonprofit industry. During 2004, we completed acquisitions of several complementary businesses including Prospect Information Network (“PIN”), Carol/Trevelyan Strategy Group (“CTSG”), BNW, Inc., Kindmark, Kamtech, Inc., Giving Capital, Inc. and American Fundware, Inc. (“Fundware”), and in 2005, we completed the acquisition of Gold Box, Inc. (“Gold Box”).

From time to time, in connection with business acquisitions, we agree to make additional future payments to sellers contingent upon achievement of specific performance-based milestones by the acquired entities. Pursuant to the provisions of SFAS No. 141, such amounts are accrued, and therefore, recorded by us as liabilities when the contingency is probable and estimatable and, hence, the additional consideration becomes payable.

In February 2004, we completed the acquisition of PIN, which is now part of our wealth screening business. We issued approximately 219,000 shares of restricted common stock subject to vesting ratably over a period of 36 months. Up to 336,000 additional shares of common stock were being held in escrow and could be released to the members of PIN if the revenue generated from PIN’s business during the year following the closing of the transaction meets certain targets. In addition, some of the shares issued to the PIN members are being held in escrow to secure the obligations of PIN and its members under the purchase agreement. In the third quarter of 2005, we released 167,810 shares of common stock, formerly held in escrow, to the former shareholders of PIN upon the achievement of revenue targets. As a result of the release, we recorded additional goodwill of approximately $2.1 million.

In March 2004, we completed the acquisition of CTSG, which is now a part of our advocacy business. We issued approximately 331,000 shares of restricted common stock and $250,000 in cash to acquire CTSG. Up to 93,000 additional shares of common stock are being held in escrow and will be released if the revenue generated from CTSG’s business during the year following the closing of the transaction meets certain targets. In addition, some of the shares issued are being held in escrow to secure the obligations of CTSG and its stockholders. In April 2005, we released and accelerated vesting on 341,357 shares of common stock, formerly held in escrow, to the former CTSG shareholders. As a result of such vesting, we realized a stock compensation charge of approximately $3.0 million during the year ended December 31, 2005. In the event that the sum of the gross proceeds from the sale of all shares sold by the former CTSG stockholders prior to March 15, 2006, plus the total value of the unsold shares is less than an aggregate of $1.8 million (such difference, the “Pro-Rata Shortfall”), then we are obligated to pay the former CTSG stockholders an amount equal to the Pro-Rata Shortfall. As of December 31, 2005, we recognized approximately $600,000 in compensation expense related to the estimated Pro-Rata Shortfall.

In December 2004, we completed the acquisition of Fundware, provider of accounting software for nonprofit organizations and governments. We paid $11.0 million in cash to acquire all of the outstanding shares of Fundware.

In February 2005, we completed the acquisition of Gold Box, a business which allows an individual to create a personalized charity gift card or gift certificate. We issued approximately 98,000 shares of restricted common stock and paid approximately $250,000 in cash. The approximately 98,000 shares of restricted common stock are being held in escrow and may be released to the stockholders of Gold Box if the revenue generated from Gold Box’s business during the year following the closing meets certain targets.

Business Enterprise Segments

We operate in one reportable operating segment: software and service provider to not-for-profit organizations. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although we had two operating segments at December 31, 2005, under the aggregation criteria set forth in SFAS 131 we operate in only one reportable operating segment – software and service provider to not-for-profit organizations.

Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of the product and services;
•	the nature of the production processes;
•	the type or class of customers for their products and services; and
•	the method used to distribute their products or provide their services.

We meet each of the aggregation criteria for the following reasons:

•	our software solutions are designed to address the needs of non-profit organizations;
•	we offer the same support and consulting service agreements to all customers; and
•	the market in which our operating segments target are the same: non-profit organizations.

Our operating segments share similar economic characteristics as they have a similar long term business model, operate at similar gross margins, and have similar selling, general and administrative expenses. The causes for variation among each of our operating segments are the same and include factors such as (i) number of competitors, (ii) term of the license or service agreement, (iii) product differentiation and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall nature of the non-profit industry.

Because we meet each of the criteria set forth in SFAS 131 and our operating segments as of December 31, 2005 share similar economic characteristics, and how management internally evaluates separate financial information, business activities and management responsibility, we aggregate our results of operations into one operating segment.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liability at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful accounts, stock-based compensation expense, goodwill and purchased intangible asset valuation, software development costs and litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	Allowance for doubtful accounts;
•	Revenue recognition;
•	Accounting for goodwill and other intangible assets;
•	Accounting for software development costs; and
•	Accounting for stock-based compensation.

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our clients to make required payments. We analyze accounts receivable, historical percentages of uncollectible accounts and changes in payment history when evaluating the adequacy of the allowance for doubtful accounts. We use an internal collection effort, which may include our sales and services groups as we deem appropriate, in our collection efforts. Although we believe that our reserves are adequate, if the financial condition of our clients deteriorates, resulting in an impairment of their ability to make payments, or if we underestimate the allowances required, additional allowances may be necessary, which will result in increased expense in the period in which such determination is made.

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

To date, our arrangements that contain multiple elements have been contracts that include upfront payments for activation, fees received for data screening arrangements, monthly fees for the maintenance and use of our software and transaction fees tied to the donations and purchases that we process. Revenue associated with the upfront payments is deferred and recognized on a straight-line basis over the entire term of the contract which in general ranges from twelve to thirty-six months. Revenue related to monthly maintenance and transaction fees for donations made through the website are recognized as services are provided. Credit card fees directly associated with processing customer donations and billed to customers are excluded from revenues in accordance with Emerging Issues Task Force (“EITF”) consensus on Issue 99-19. “Reporting Revenue Gross as a Principal Verses Net as an Agent.”

We recognize revenues related to Kintera Sphere and other non-software licensed products for upfront fees, monthly maintenance fees, consulting services, data screening, and transaction fees tied to the donations and purchases that we process. We recognize revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (upon contract signing or receipt of an authorized purchase order from the customer); (2) delivery has occurred (upon performance of services in accordance with contract specifications); (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties (credit terms extending beyond twelve months or significantly longer than is customary are deemed not to be fixed and determinable); and (4) collection is reasonably assured (there are no indicators of non-payment based upon history with the customer and/or upon completion of credit procedures, if completed). Billings made or payments received in advance of providing services are deferred until the period these services are provided.

We recognize revenue from software licenses and related services in accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as modified by SOP 98-4. For other offerings, we follow Staff Accounting Bulletin No. 104, “Revenue Recognition.” We recognize revenue when persuasive evidence of an arrangement exists; the product has been shipped or the service has been performed or, in the case of certain agreements, when the products are delivered to resellers; the fee is fixed or determinable and collectibility is probable. Consulting services are recognized separately from the software license and database as well as post contract support as they have value to the customer on a stand alone basis and there is a vendor specific objective evidence (“VSOE”) of fair value for each of the remaining deliverables. VSOE of fair value is based on the normal pricing practices for those products and services when sold separately by the Company and customer renewal rates for post-contract support services If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. We offer technical support plans and recognize support revenue over the life of the plan. For arrangements where undelivered services are essential to the functionality of delivered software, we recognize both the product license revenues and service revenues under the percentage of completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” To date, license and service revenues recognized pursuant to SOP 81-1 have not been significant.

In accordance with the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” we account for cash consideration (such as sales incentives) that is given to customers or resellers as a reduction of revenue rather than as an operating expense unless we receive a benefit that can be identified and for which the fair value can be reasonably estimated.

Software licenses are sold together with consulting services in our wealth profiling, advocacy campaign businesses and Fundware software products. When this occurs, license fees are recognized upon delivery provided that the revenue recognition criteria discussed above are met. The more significant factors considered in determining whether revenues should be accounted for separately include nature of the services (i.e. consideration whether services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Payment of the license fees is not dependent upon the performance of the services, and the services do not provide significant customization or modification of the software products and are not essential to the functionality of the software that was delivered. For arrangements with services that are essential to the functionality of the software, the license and related service revenues are recognized upon completion of the delivery of the license and the services with the residual method utilized for the remaining elements in the contract.

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

We enter into transactions that either exchange advertising for advertising (“Advertising Barter”) or advertising for other products and services (“Non-advertising Barter”). Advertising Barter transactions are recorded at the lesser of estimated fair value of the advertising received or given in accordance with the provisions of EITF Issue No. 99-17, “Accounting for Barter Transactions.” Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Revenues for Non-advertising Barter transactions are recognized at the estimated fair value when the advertising spots received under such contracts are either used or sold to third parties. During the years ended December 31, 2005, 2004 and 2003, the Company recognized $749,000, $1.3 million and $410,000, respectively, of revenue in connection with advertising.

Accounting for Goodwill and Other Intangible Assets. Goodwill and other intangible assets require us to make determinations about the value and recoverability of those assets that involve estimates and judgments. We have made several acquisitions of businesses and assets that resulted in both goodwill and intangible assets being recorded in our financial statements. We have typically paid most of the acquisition prices in these transactions through the issuance of equity securities. The value of the equity securities prior to our initial public offering in December 2003 was determined through comparison to the issuance prices received in private placement transactions.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to other intangible assets impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate goodwill and other purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. In fiscal 2005, in accordance with SFAS No. 142, management determined that there was only one reporting unit to be tested. The goodwill impairment test compares the implied fair value of the reporting unit with the carrying value of the reporting unit. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

For fiscal 2005, the discounted cash flows for the reporting unit was based on discrete two-year financial forecasts developed by management for planning purposes. Cash flows beyond the two-year discrete forecasts were estimated using terminal value calculations. The median five-year compounded annual growth rate of earnings is 35% during the discrete forecast period and the future cash flows were discounted to present value using a discount rate of 22% and residual growth rates of 5.0%. We did not recognize any goodwill impairment as a result of performing this annual test. A variance in the discount rate or the estimated revenue growth rate could have a significant impact on the estimated fair value of the reporting unit and consequently the amount of identified goodwill impairment.

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

Accounting for Software Development Costs. We account for Internal Use Software Development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. (“SOP 98-1”) In accordance with SOP 98-1, costs to develop internal use computer software during the application development stage are capitalized. Internal use capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in depreciation and amortization. The Company reviews the software that has been capitalized for impairment on a yearly basis, or otherwise as conditions might arise that would require a review. For the years ended December 31, 2005, 2004 and 2003, the Company recognized $90, $0 and $0 impairment loss for projects terminated, respectively. The impairment loss is included in cost of sales in the accompanying statement of operations. For the years ended December 31, 2005, 2004 and 2003 we capitalized ($23,000), $435,000 and $0 in internally developed internal use software, respectively.

We account for the development cost of software that is marketed to customers in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when software has completed a detail program design for its intended use. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in depreciation and amortization. We periodically review the software that has been capitalized for impairment. The Company reviews the software that has been capitalized for impairment on a yearly basis, or otherwise as conditions might arise that would require a review. For the years ended December 31, 2005, 2004 and 2003 the Company recognized $174, $0 and $0 impairment loss for projects terminated during 2005, respectively. The impairment loss is included in cost of sales in the accompanying statement of operations. For the years ended December 31, 2005, 2004 and 2003 we capitalized $1.2, $1.7 and $0 in internally developed software to be sold, leased or otherwise marketed, respectively.

Results of Operations

The following table sets forth certain Consolidated Statements of Operations data expressed as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Net Revenue	100%	100%	100%
Cost of revenue (1)	27	25	17
Cost of revenue—stock based compensation	—	1	2

Gross Profit	73	75	83
Operating expenses:
Sales and marketing (1)	72	64	94
Sales and marketing—stock based compensation	13	14	21
Product development and support (1)	36	32	44
Product development and support—stock based compensation	2	4	10
General and administrative (1)	44	35	28
General and administrative—stock based compensation	2	4	5
Amortization of purchased intangibles	8	6	5

Loss from operations	105	83	124

Interest income (expense), net	3	2	—
Net loss	(102%)	(81%)	(124%)

(1)	Excludes stock-based compensation expenses which are presented separately by respective expense category. Stock-based compensation expenses includes the impact of restricted stock units and certain other equity compensation we issued, as well as stock options assumed in acquisitions and effects of the stock option repricing program in 2005. See Consolidated Statements of Operations, included in Part IV, Item 15 of this Report.

Comparison of Years Ended December 31, 2005, 2004 and 2003

Net Revenue, Cost of Revenue and Gross Profit

The following table presents net revenue, cost of revenue and gross profit for the years ended December 31, 2005, 2004 and 2003:

				Net change 2005 vs. 2004		Net change 2004 vs. 2003
Years Ended December 31,	2005	2004	2003	$	%	$	%
	(in thousands, except percentage)
Total net revenues	$40,924	$23,717	$7,965	$17,207	73%	$15,752	198%
Cost of revenues	11,084	5,868	1,386	5,216	89	4,482	323

Gross profit	$29,840	$17,849	$6,579	$11,991	67%	$11,270	171%

Net Revenue. Our revenue is generated principally by fees paid by nonprofit organizations related to their use of our software and services. Net revenue is revenue less reductions for discount and provisions for allowances and credit card fees. The following table presents net revenue from each of our revenue streams and their respective contribution to the increase in net revenues in 2005, 2004 and 2003.

				Net change 2005 vs. 2004		Net change 2004 vs. 2003
Years Ended December 31,	2005	2004	2003	$	%	$	%
	(in thousands, except percentage)
Implementation	4,154	2,833	1,180	1,321	47%	1,653	140%
License and subscription	3,117	2,069	1,291	1,048	51	778	60
Service plan and maintenance	17,458	6,100	2,354	11,358	186	3,746	159
Data and support services	8,585	4,333	730	4,252	98	3,603	494
Transaction and usage	7,610	8,382	2,410	(772)	(9)	5,972	248

Net Revenue	$40,924	$23,717	$7,965	$17,207	73%	$15,752	198%

Implementation revenue consists primarily of revenue generated from the implementation services that are performed by our services personnel on behalf of customers. Depending on the nature of the contract, this revenue may have been deferred and amortized over the contract period or may be recognized upon delivery. Net revenue from implementations increased 47% to $4.2 million in 2005 from $2.8 million in 2004. This growth was primarily due to the ongoing signing of new or expanded customer accounts requiring implementation services. Net revenue from implementations revenue increased 140% to $2.8 million from 2003 to 2004. This growth was primarily due to the ongoing signing of new or expanded customer accounts requiring implementation services.

License and subscription revenue consists primarily of packaged software sales and advertising and access to Masterplanner print and online content. Net revenues from license and subscriptions increased 51% to $3.1 million in 2005 from $2.1 million in 2004, due to the acquisition of FundWare in December of 2004. Net revenues from license and subscriptions increased 60% to $2.0 million in 2004 from $1.3 million in 2003 due to Masterplanner advertising sales.

Service plan and maintenance revenue consists primarily of activation, hosting and use of our Kintera Sphere software as a service (“SaaS”) offering as well as software maintenance revenue for our Fundware software installations. Net revenues from service plan and maintenance increased 186% to $17.5 million in 2005 from $6.1 million in 2004, primarily due to new contract signings in 2004 and 2005 and the acquisition of Fundware in 2004. Net revenues from service plan and maintenance increased 159% to $6.1 million in 2004, primarily due to new contract signings in 2003 and 2004.

Data and support services revenue consists of delivery of wealth screening data services, professional services and consulting, and billable support services. Net revenues from data and support services increased 98% to $8.6 million from $4.3 million in 2004, primarily due to increased revenue from wealth screening, Fundware professional services and consulting. Net revenues from data and support services increased 494% to $4.3 million in 2004, primarily due to the acquisition of PIN, Kamtech and CTSG and their associated revenue.

Transaction and usage revenue consists of the fees charged for processing of donations and other usage related services such as emails, faxes and other measurable activities. Net revenues from transactions and usage decreased 9% from $8.4 million in 2004 to $7.6 million in 2005 driven by disaster related discounts and a shift in mix from customers paying fixed fees versus transaction fees. Net revenues from transactions and usage increased by 248% to $8.4 million in 2004 by large increases in the donation amounts processed in 2004.

Cost of Revenue and Gross Profit. Cost of revenues increased to $11.1 million in 2005 from $5.9 million in 2004 and from $1.4 million in 2003 primarily due to increases in staff related costs associated with the delivery of implementation and support services, as well increased data costs associated with our wealth screening business. Gross margin during 2005 of 73% of net revenues decreased from 2004 gross margin of 75% driven primarily by the decline in share of transaction and usage revenue as a percentage of the overall revenue mix. Gross margin during 2004 of 75% of net revenues decreased from 2003 gross margin of 83% primarily due to the addition of personnel in the area of operations and database management to support customer growth.

Sales and Marketing, Product Development and Support, General and Administrative Expenses and Amortization of Purchased Intangibles Expenses

The following table presents sales and marketing, product development and support, general and administrative and depreciation and amortizations expenses for the years ended December 31, 2005, 2004 and 2003.

				Net change 2005 vs. 2004		Net change 2004 vs. 2003
Years Ended December 31,	2005	2004	2003	$	%	$	%
	(in thousands, except percentage)
Sales and marketing (1)	$29,575	$15,224	$7,474	$14,351	94%	$7,750	104%
Sales and marketing—stock based compensation	5,162	3,266	1,668	1,897	58	1,599	96
Product development and support (1)	14,859	7,656	3,467	7,203	94	4,189	121
Product development and support—stock based compensation	986	852	817	134	16	35	4
General and administrative (1)	18,170	8,228	2,256	9,942	121	5,972	265
General and administrative—stock based compensation	959	883	362	76	9	521	144
Amortization of purchased intangibles	3,105	1,360	389	1,745	128	971	250

Total operating expenses	$72,816	$37,469	$16,432	$35,347	94%	$21,037	128%

(1)	Excludes stock-based compensation expenses which are presented separately by respective expense category. Stock-based compensation expenses includes the impact of restricted stock units and certain other equity compensation we issued, as well as stock options assumed in acquisitions and effects of the stock option repricing program in 2005. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

Sales and Marketing Expenses. Sales and marketing expenses increased to $29.6 million or 72% of revenues, in 2005 from $15.2 million, or 64% of revenues in 2004. The increase in selling and marketing expenses was primarily due to a $12.1 million increase in personnel-related expenses attributed to an increase in headcount resulting from direct hires and acquisitions, as well as increased cash compensation levels. Other contributors to the increase in sales and marketing expenses were an increase of $1.7 million in commission expenses attributable to higher revenue levels, $1.5 million in travel-related expenses, an increase of $1.2 million for facilities and communication expenses offset by a decrease of $356,000 in advertising and tradeshow expenses.

The 2004 compared to 2003 increase of $7.8 million resulted primarily from the expansion of the sales force and customer support staff of $6.5 million and an increase of $600,000 for commission expense attributed to higher revenue levels.

Product Development and Support Expenses. Product development and support expenses increased to $14.9 million or 36% of revenues, in 2005 from $7.7 million, or 32% of revenues in 2004. The increase of $7.2 million resulted primarily from a $4.9 million increase in non-capitalizable software development costs and personnel and related costs associated with increased headcount, $900,000 related to the decrease in capitalized software development, an increase of $537,000 for facilities, communication and travel related costs.

The 2004 compared to 2003 increase of $4.2 million resulted primarily from the expenses related to increased headcount to support the development efforts for enhancements to Kintera Sphere features and integration of new technologies.

General and Administrative Expenses. General and administrative expenses increased to $18.2 million, or 44% of revenues, in 2005 compared to $8.2 million, or 35% of revenues, in 2004. The total increase resulted primarily from an increase of $4.2 million in personnel-related expenses attributed to an increase in headcount resulting from direct hire and acquisitions, as well as increased cash compensation levels. An increase of $1.6 million for facilities and communication expenses, an increase of $1.0 million for legal expenses, an increase of $971,000 relating to other professional fees relating to accounting and Sarbanes-Oxley Act of 2002 compliance efforts, an increase of $700,000 in depreciation expense and an increase of $650,000 recorded as bad debt expense. We also recorded an increase of $600,000 related to operating leases of data servers and other computer hardware.

The 2004 compared to 2003 increase of $6.0 million resulted primarily to increased headcount and professional fees in the finance and administrative departments coupled with the costs associated with our SOX 404 compliance efforts and $600,000 for depreciation.

Amortization of purchased intangibles. Amortization of purchased intangibles expense increased to $3.1 million for the year ended December 31, 2005 compared to $1.4 million for the year ended 2004 and $400,000 for the year ended 2003. The 2005 increase of $1.7 million can be attributed to the amortization for acquired intangible assets and the amortization of our capitalized software. The 2004 increase of $1.0 million is also related to the amortization for intangible asset from the 2004 acquisitions.

Stock-Based Compensation Expenses. The stock-based compensation expense recorded represents amortization of deferred compensation resulting from the issuance of employees’ pre-IPO options and restricted stock units to employees and unvested equity compensation instruments assumed in acquisitions. Deferred compensation is presented as a reduction of shareholders’ equity and is amortized ratably over the respective vesting periods of the applicable unvested securities, approximately four years. During 2005, we recorded approximately $400,000 of deferred compensation primarily resulting from the stock options granted to employees in excess of the reserve authorized by stockholders. All grants were authorized effective as of July 21, 2005. This deferred compensation is being amortized ratably over the vesting period of the underlying stock options of four years. In addition, in April 2005, we released and accelerated vesting on 341,357 shares of common stock, formerly held in escrow, to the former CTSG shareholders upon the fulfillment of certain milestones. As a result of such vesting, we realized a stock compensation charge of approximately $3.0 million during the year ended December 31, 2005. In the event that the sum of the gross proceeds from the sale of all shares sold by the former CTSG stockholders prior to March 15, 2006, plus the total value of the unsold shares is less than an aggregate of $1.8 million (such difference, the “Pro-Rata Shortfall”), then we are obligated to pay the former CTSG stockholders an amount equal to the Pro-Rata Shortfall. As of December 31, 2005, we recognized an additional $600,000 in compensation expense related to the estimated Pro-Rata Shortfall.

In December 2005, we executed a stock option repricing program which resulted in the repricing of certain employee stock options and the acceleration of vesting for certain other employee stock options. An aggregate of 759,059 vested stock options with exercise prices greater than $3.00 were repriced to the then-current market of $2.92 and vesting was accelerated on 1,209,653 options. We recorded $38,000 as compensation expense relating to the repricing of stock options for the difference between the effective date stock prices of $2.92 and the market price on December 30, 2005 of $2.97. The value on the 759,059 re-priced stock options as of December 28, 2005 was determined to be $1.2 million

Liquidity and Capital Resources

We have historically funded our operations principally through sales of equity securities. In December 2003, we completed our initial public offering and received net proceeds of $36.1 million. In July 2004, we sold 2.5 million shares of our common stock in a private placement at a price of $8.00 per share for a net proceed of $18.5 million. In December 2004, we sold 2.5 million shares of our common stock in a private placement at a price of $7.00 per share for net proceeds of $16.3 million. In December 2005, we sold 4.5 million shares of our common stock in a private placement at a price of $3.00 per share for gross proceeds of $13.5 million. In connection therewith, we issued warrants to purchase 1.8 million shares of our common stock at an exercise price of $3.50 per share.

Cash Flows

Operating Activities

Our net cash used in operating activities was $17.6 million for the year ended December 31, 2005 compared to $6.7 million for the year ended December 31, 2004 and $5.6 million for the year ended December 31, 2003. For the year ended December 31, 2005, the increased net loss was the primary reason for the increased cash used in operating activities. The fiscal year 2005 net loss of $41.9 million included certain non-cash expenses totaling $14.6 million, including $1.7 million for bad debt expense, $5.4 million in depreciation and amortization, $200,000 for amortization of premium on securities, $100,000 in options granted for compensation and $7.1 million of amortization of deferred compensation. In addition, in 2005, cash used in operating activities included an increase of $1.5 million in accounts receivable, a decrease in accounts payable and accrued liabilities of $1.6 million offset in part by a $700,000 decrease in prepaid expenses, an increase of $1.3 million in accrued employee benefits, an increase of $6.7 million in donations payable and an increase of $4.1 million for deferred revenue.

At December 31, 2005, we had working capital of $21.0 million, compared to working capital of $40.4 million at December 31, 2004. This decrease was primarily a result of by cash used in operating activities partially offset by the financings described above.

At December 31, 2005, we had trade accounts receivable of $7.4 million. This compares to $7.0 million in trade accounts receivable at December 31, 2004. The level of trade accounts receivable at December 31, 2005 represented approximately 67 days of revenues. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volumes and due to quarterly variations in donations processed and timing of implementation of services and receipts from large customers and the timing of contract payments.

Investing Activities

Net cash provided by investing activities was $3.3 million for the year ended December 31, 2005. This was primarily the result of the sale of $36.3 million of marketable securities, offset by the purchase of $28.9 million of marketable securities, purchases of $2.3 million of property and equipment, additions of $1.1 million to software development costs and $600,000 of acquisition costs.

Net cash used in investing activities was $46.4 million for the year ended December 31, 2004. This resulted from the purchase of $47.5 million of marketable securities, purchases of $2.4 million in property and equipment and $13.3 million of acquisition costs, additions of $2.0 million to software development costs offset by the sale of $18.2 million of marketable securities.

Net cash provided by investing activities was $800,000 for the year ended December 31, 2003. This was primarily the result of the sale of $2.1 million of marketable securities, offset by the purchase of $200,000 of marketable securities, purchases of $1.0 million of property and equipment, additions of $300,000 for other others assets.

Financing Activities

During the fiscal years ended December 31, 2005, 2004 and 2003, we financed our working capital requirements primarily through the sale of common and preferred stock, the exercise of stock options and from the issuance of common stock under our Employee Stock Purchase Plan. In fiscal year 2005, we received $12.3 million of net cash proceeds from the PIPE financing (net of offering costs), and $800,000 of proceeds from the exercise of options and ESPP. In fiscal year 2004, we received cash proceeds of $34.8 million from the private placement of securities, proceeds of $1.2 million from the exercise of options offset by $400,000 used for payment on the line of credit obligation and employee notes.

Net cash provided by financing activities was $42.0 million for the year ended December 31, 2003, which was primarily provided by the private placement of securities of $36.1 million and net proceeds from the sale of preferred stock of $5.5 million, proceeds from the exercise of stock options of $200,000 and $400,000 from a draw on the line of credit obligation offset by the payment of the line of credit of $200,000.

We believe that our cash, cash equivalents and short-term investments will be sufficient to meet our planned working capital requirements and contractual commitments for at least the next 12 months.

If we are unable to increase our revenues and substantially decrease our expenses,, we will need to raise additional funds to finance our future capital needs. We may need additional financing earlier than we anticipate. If we raise additional funds through the sale of equity or convertible debt securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities, which have rights, preferences and privileges senior to our common stock. We cannot assure you that we will be able to raise additional funds on terms favorable to us or at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs. This may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Comparative Figures

Where necessary, the prior year’s information has been reclassified to conform with the fiscal 2005 statement presentation.

Contractual Obligations

The Company leases facilities nationwide with its corporate headquarters in San Diego, California. The company leases facilities in Greenwood Village, Colorado, Eugene, Oregon, Washington, DC, New York, New York, Daytona Beach, Florida, San Francisco, California and Melrose Park, Pennsylvania.

The Company’s other purchase obligations include IBM, information systems equipment under operating lease agreements that expire 2008; SAVVIS Network, internet services that expire 2007; IXI Corporation, (Reseller Agreement) expires December 2005; and Dun & Bradstreet, Inc. expiring 2007.

The following summarizes our long-term contractual obligations as of December 31, 2005 (in thousands):

	Payment Obligations by Year
	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$1,689	$886	$584	$349	$290	$461	$4,259
IBM equipment leases	907	906	604	—	—	—	2,417
Other purchase obligations	1,163	444	—	—	—	—	1,607

Total	$3,759	$2,236	$1,188	$349	$290	$461	$8,283

Recent Accounting Requirements

In December 2004, the FASB finalized SFAS No. 123R Share-Based Payment, amending SFAS No. 123, effective beginning our first quarter of fiscal 2006. SFAS 123R requires the Company to expense stock options based on grant date fair value in its financial statements. Further, the SFAS 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In March 2005, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is considering the guidance of this SAB in the adoption of SFAS 123R. The effect of expensing stock options on results of operations using a Black-Scholes option-pricing model is presented in these financial statements above under Stock Based Compensation. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. We expect to utilize the prospective method which requires that compensation expense begin being recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. We are evaluating the requirements of SFAS 123R and expect the adoption of SFAS 123R will have a material impact on results of operations and earnings (loss) per share. We have not determined whether the adoption will result in amounts similar to the current pro-forma disclosures under SFAS 123.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in institutions that meet high credit quality standards. Our cash and cash equivalents are not subject to significant interest risks due to the short maturities of these instruments. As of December 31, 2005, the carrying value of our cash and cash equivalents approximated fair value. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements at December 31, 2005 and 2004 and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on December 31, 2005. In light of the material weaknesses in internal control over financial reporting as of December 31, 2005, which are discussed below, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

Changes in Internal Control Over Financial Reporting

The principal executive officer and principal financial officer have concluded that, other than the specific changes identified in this Item 9A, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Steps to Address Material Weaknesses. Based on findings of material weaknesses in internal controls in our 2005 financial statements, we have taken many steps to strengthen our internal controls over our revenue recognition process, financial close process and acquisition process as described below The conclusions of management and our independent auditors at the time of the year-end audit, that material weaknesses exist, indicates that we need to take additional steps to remediate these situations. We intend to address the remaining actions required to remediate our existing weaknesses as part of our ongoing efforts to improve our control environment. As discussed below, we have been and continue to be engaged in efforts to improve our internal control over financial reporting. Measures we are taking to remediate our identified material weaknesses include:

Revenue Recognition Process

•	Provide additional training on software revenue recognition for the accounting department and throughout the organization.

•	Advise senior management and division personnel on the various business models for pricing before new products and new bundles are brought to market in an effort to clarify revenue recognition.

•	Implementation of improved automated accounting and billing systems to improve tracking and analysis

•	Enhanced process for the evaluation of aged unpaid items

Financial Close Process

•	Expand the controls and procedures over the elements used in monthly estimates for accruals.

•	Implement additional review and approval procedures over accruals.

•	Use independent third party data as the basis for accruals where possible.

•	Consolidate remote accounting resources into single location

•	Improved training for accounting and financial staff

•	Revised Review process for unusual and acquisition related transactions

Acquisition Process

•	Improved process for acquisitions requiring key integration and implementation plans to be clearly identified and tracked

•	Revised review process for contingent liabilities associated with acquisitions

Additionally, management recognizes that there is a lack of expertise in certain accounting areas and additional training is needed, and that additional personnel in the accounting area are needed to remediate the internal control weaknesses.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on this evaluation, our management identified a number of material weaknesses in internal control over financial reporting as of December 31, 2005. A material weakness is defined in Public Company Accounting Oversight Board Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In connection with management’s assessment of the effectiveness of our internal control over financial reporting, the company identified the following material weaknesses as of December 31, 2005.

Financial Statement Close

The company went through substantial growth in revenue and financial activity, and did not maintain sufficient oversight and supervision of the financial statement close process. The company noted deficiencies relating to monitoring and oversight of the work performed by our accounting personnel. The company also noted a lack of sufficiently skilled personnel within our accounting and financial reporting functions and the failure to successfully implement an automated accounting system. In addition, the company did not maintain sufficient process documentation and maintain an adequate record keeping system to support an effective close cycle. These deficiencies resulted in errors in the preparation and review of financial statements, disclosures, schedules and reconciliations supporting certain general ledger account balances, as well as errors related to accurate and proper revenue recognition, certain accrued liability accounts and accounts payable, and purchase price accounting related to certain acquisitions. These errors resulted in adjustments to our 2005 annual financial statements.

Revenue Recognition

The company did not maintain effective controls over revenue recognition and related accounting for accounts receivable. The company went through substantial growth in revenue and contract activity and integrated a number of material acquisitions in 2005. The Company failed to apply existing controls relative to contract review and the assignment of fair value for arrangements with multiple elements and accounting for timing of revenue recognition and the recording of associated accounts receivables and deferred revenue assets. This failure resulted from the complexity associated with integrating a large number of acquisitions, high employee turnover in the accounting and finance departments during the year as well as an inadequate accounting system and a lack of experienced accounting personnel responsible for ensuring accurate setup of contracts in the billing system. The company also was unable to consistently perform a detailed and accurate analysis of reserves for doubtful accounts, and analysis of the deferred revenue account for proper revenue recognition because of limitations in its accounting and financial systems. This material weakness resulted in adjustments to our 2005 annual financial statements.

Acquisitions

The company did not maintain effective controls over purchase price accounting related to certain acquisitions. Specifically, the company incorrectly accounted for goodwill and other intangible assets related to our acquisition of Fundware in December 2004 and did not adequately monitor the ongoing value of contingent consideration for other acquisitions throughout the year. In addition, the company failed to adequately identify integration plans at the time of acquisition, resulting in incomplete or inadequate integration of activities and controls. This material weakness resulted in adjustments to our 2005 annual financial statements

Conclusion

The independent registered public accounting firm, Ernst & Young LLP has audited management’s assessment of the effectiveness of the company’s internal control over financial reporting as stated in its report which appears on page 40 of this Annual Report on Form 10-K.

Our management has discussed the material weaknesses described above with our audit committee. Because of these material weaknesses, management has concluded that our company did not maintain effective internal control over financial reporting as of December 31, 2005, based on the COSO Framework.

Item 9B. Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kintera, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Kintera, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses identified in the analysis and recording of revenue, the accounting and monitoring of consideration provided in an acquisition and the financial statement close process, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kintera, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	Control deficiencies relating to the recording and analysis of revenue transactions including (a) insufficient controls to monitor amounts included in revenue, deferred revenue and unbilled accounts receivable to ensure appropriate revenue recognition; (b) insufficient controls in contract administration to ensure modifications to contractual obligations are properly captured and recorded; and (c) insufficient controls to verify that the fair value assigned to elements within multiple element revenue recognition arrangements is appropriate;

•	Control deficiencies related to the accounting and monitoring of consideration provided in an acquisition; and

•	Control deficiencies with respect to Kintera, Inc.’s financial statement close process. The limited number of accounting personnel with knowledge of the Company’s historical transactions and the number of manual processes necessary to record and review transactions has resulted in certain accounts not being fully analyzed on a timely basis which has required the Company to record post-closing adjustments.

These material weaknesses resulted in adjustments to revenue, operating expenses, accounts receivable, accounts payable, accrued liabilities, deferred revenue, deferred compensation, goodwill, intangible assets and additional paid in capital. These adjustments were recorded in the 2005 financial statements of Kintera, Inc. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated March 14, 2006 on those financial statements.

In our opinion, management’s assessment that Kintera, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Kintera, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria.

/s/ Ernst & Young LLP

San Diego, California

March 14, 2006

PART III

Item 10. Directors and Executive Officers of the Registrant

The Company has a classified board of directors consisting of three Class I directors (Alfred R. Berkeley III, Dennis N. Berman and Philip Heasley), three Class II directors (Allen B. Gruber, M.D., Robert Korzeniewski and Deborah D. Rieman, Ph.D.) and two Class III directors (Hector Garcia-Molina, Ph.D. and Harry E. Gruber, M.D.) who will serve until the annual meetings of stockholders to be held in 2006, 2007 and 2008, respectively, and until their respective successors are duly elected and qualified. Upon expiration of the term of a class of directors, directors for that class will be elected for three-year terms at the annual meeting of stockholders in the year in which such term expires. Each director’s term is subject to the election and qualification of his successor, or his earlier death, resignation or removal. The name, age (as of February 28, 2006) and position of each of our directors are listed below, together with a brief account of their business experience. Two of our directors, Harry E. Gruber, M.D., and Allen B. Gruber, M.D., are brothers. There are no other family relationships among any of our directors and executive officers.

Name	Age	Position(s)	Director Since
Class I directors:
Alfred R. Berkeley III(1)(3)	61	Director	2003
Dennis N. Berman	55	Executive Vice President, Corporate Development and Vice Chairman of the Board of Directors	2000
Philip Heasley(1)(3)	56	Director	2003

Class II directors:
Allen B. Gruber, M.D.	50	Executive Vice President, Operations and Director	2000
Robert J. Korzeniewski, C.P.A.(1)(2)	49	Director	2003
Deborah D. Rieman, Ph.D.(2)(3)	56	Director	2003

Class III directors:
Harry E. Gruber, M.D.	53	President, Chief Executive Officer and Chairman of the Board of Directors	2000
Hector Garcia-Molina, Ph.D.(2)(3)	52	Director	2003

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating committee.

Class I Directors (term expires 2007):

Alfred R. Berkeley III joined Kintera as a Director in September 2003. Mr. Berkeley currently serves as chairman and chief executive officer of Pipeline Trading Systems LCC. Mr. Berkeley also serves as Director of Webex, Inc and Princeton Capital Management, Inc. Mr. Berkeley was appointed Vice Chairman of the Nasdaq Stock Market, Inc. in July 2000 and served through July 2003. Mr. Berkeley had served as President of Nasdaq from 1996 until 2000. From 1972 to 1996, Mr. Berkeley served in a number of capacities at Alex. Brown & Sons, Inc. Most recently, he was Managing Director and Senior Banker in the corporate finance department where he financed computer software and electronic commerce companies. Mr. Berkeley joined Alex. Brown & Sons, Inc. as a research analyst in 1972 and became a general partner in 1983. From 1985 to 1987, he served as Head of Information Services for the firm. Mr. Berkeley served as a Captain in the United States Air Force from 1968 to 1972. Mr. Berkeley holds a B.A. from the University of Virginia and received his M.B.A. from The Wharton School at the University of Pennsylvania.

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

Philip Heasley joined Kintera as a Director in September 2003. Mr. Heasley is currently President and Chief Executive Officer of Transaction Systems Architects, Inc., a public provider of electronic and related payment services to banks, and has been since March 2005. Prior to that, beginning in 2003, he served as Chairman and Chief Executive Officer of Paypower LLC. From 2000 until 2003, Mr. Heasley served as Chairman and Chief Executive Officer of First USA Bank, the credit card subsidiary of Bank One Corp. Prior to joining First USA, Mr. Heasley spent 13 years in executive positions at U.S. Bancorp, including six years as Vice Chairman and the last two years as President and Chief Operating Officer. Before joining U.S. Bancorp, Mr. Heasley spent 13 years at Citicorp, including three years as President and Chief Operating Officer of Diners Club, Inc. Mr. Heasley currently serves as a director of Fidelity National Financial, Inc., Ohio Casualty Corporation, Fair Isaac Corporation, Public Radio International and Catholic Charities of Minneapolis and St. Paul. Mr. Heasley was the past Chairman of the Board of Visa USA, serving in that capacity for six years. Mr. Heasley holds a B.A. from Marist College and an M.B.A. from Bernard Baruch Graduate School of Business.

Class II Directors (term expires 2006):

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

Deborah D. Rieman, Ph.D., joined Kintera as a Director in September 2003. Dr. Rieman currently manages a private investment fund. From July 1995 to December 1999, Dr. Rieman was the President and Chief Executive Officer of CheckPoint Software Technologies, Inc., an Internet security software company. Prior to joining CheckPoint, Dr. Rieman held various executive and marketing positions with Adobe Systems Inc., a computer software company, Sun Microsystems Inc., a computer networking company, and Xerox Corporation, a diversified electronics manufacturer. Dr. Rieman also serves as a director of Arbinet, Corning Inc., Keynote Systems, Inc., and Tumbleweed Communications Corporation. Dr. Rieman holds a B.A. from Sarah Lawrence College and received her Ph.D. in mathematics from Columbia University.

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

Executive Officers

Our executive officers and their ages as of December 31, 2005 were as follows:

Harry E. Gruber, M.D., 53, co-founded the Company and has served as our President, Chief Executive Officer and Chairman of the Board of Directors since 2000. For additional information regarding Dr. Gruber, see above under “Class III Directors (term expires 2006).”

Dennis N. Berman, 55, co-founded the Company and has served as our Executive Vice President, Corporate Development and Vice Chairman of the Board of Directors since 2000. For additional information regarding Mr. Berman, see above under “Class I Directors (term expires 2007).”

Allen B. Gruber, M.D., 50, co-founded the Company and served as our initial President. Dr. Gruber has served as our Executive Vice President, Sales and Marketing and as a Director since 2000. For additional information regarding Dr. Gruber, see above under “Class II Directors (term expires 2006).”

Richard Davidson, 42, has served as our Chief Financial Officer since 2005. Prior to joining Kintera, Mr. Davidson was Chief Financial Officer of inCode Telecom Group, Inc., a provider of professional and engineering services for the wireless industry from 2001 to 2005. Prior to joining inCode, he was CFO of IBM’s $2.5 billion Consumer Division. Prior to being appointed CFO Mr. Davidson’s IBM career included director, brand finance for the $15 billion IBM Personal Systems Group, where he was responsible for financial management, development, pricing, channel strategy and supply planning for IBM products. Mr. Davidson holds a B.A. in Economics from the University of California, Los Angeles and a MBA in Finance from Carnegie Mellon University, Pennsylvania.

Audit Committee

The board of directors has established an audit committee which is a standing committee of the board of directors. The members of our audit committee are Alfred R. Berkeley III, Philip Heasley, and Robert J. Korzeniewski. Each of the members of the audit committee is independent for purposes of the rules of the Nasdaq National Market as they apply to audit committee members. Mr. Korzeniewski is an audit committee financial expert, as defined in the rules of the SEC. The audit committee oversees, reviews and evaluates our financial statements, accounting and financial reporting processes, internal control functions and the audits of our financial statements. The audit committee is responsible for the appointment, compensation, retention and oversight of our independent auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of such reports furnished to us and written representations from such reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied.

Code of Ethics

The board of directors has adopted a Code of Ethics that applies to all of our employees, officers and directors. The Code of Ethics is available at the Company’s website at http://www.kintera.org.

Item 11. Executive Compensation

The following table summarizes the compensation paid to or earned by our Chief Executive Officer and our other three most highly compensated executive officers whose total annual salary and bonus during the fiscal year ended December 31, 2005 exceeded $100,000.

				Long-Term Compensation
		Annual Compensation		Securities Underlying Options (#)	All Other Compensations ($)
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)
Harry E. Gruber, M.D.	2005	150,000	—	—	—
President, Chief Executive Officer	2004	120,000	—	200,000	—
and Chairman of the Board of	2003	36,533	65,000	—	—
Directors	2002	140,000	—	—	500(1)

Dennis N. Berman	2005	165,000	—	—	—
Executive Vice President,	2004	156,250	—	200,000	—
Corporate Development and	2003	36,581	65,000	—	—
Vice Chairman of the Board	2002	140,000	—	—	500(1)
of Directors

Allen B. Gruber, M.D.	2005	150,000	—	—	—
Executive Vice President,	2004	120,000	65,000	200,000	—
Operations	2003	37,079	—	—	—
	2002	140,000	—	—	500(1)

Richard D. Davidson	2005	127,308	—	300,000	—
Chief Financial Officer

Option Grants in Last Fiscal Year

The following table sets forth certain information with respect to stock options granted to the individuals named in the Summary Compensation Table during the fiscal year ended December 31, 2005, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually, minus the applicable per share exercise price. These assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of our future common stock price. There can be no assurance that any of the values in the table will be achieved. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock and overall stock market conditions.

In the fiscal year ended December 31, 2005, we granted options to purchase up to an aggregate of 4,470,229 shares of our common stock to employees, directors and consultants. All options have a term of ten years. The percentage of total options granted is based upon an aggregate of 4,470,229 options granted during 2005.

Name	Number of Shares Underlying Options Granted (#)		Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/share)	Closing Price of Underlying Securities on Date of Grant	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation
							5% ($)	10% ($)
Harry E. Gruber, M.D.	—		—	—	—	—	—	—
Dennis N. Berman	—		—	—	—	—	—	—
Allen B. Gruber, M.D.	—		—	—	—	—	—	—
Richard D. Davidson	200,000	(1)	4.5%	3.24	3.24	5/11/2015	407,524	1,032,745
Richard D. Davidson	100,000	(2)	2.2%	2.57	2.57	10/27/2015	161,626	409,592

(1)	25% of the shares subject to these options shall vest on May 11, 2006, with the remaining option shares vesting in equal daily installments of a period of three years thereafter. All options are exercisable when vested.
(2)	25% of the shares subject to these options shall vest on July 27, 2006, with the remaining option shares vesting in equal daily installments of a period of three years thereafter. All options are exercisable when vested

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth for the individuals named in the Summary Compensation Table their option exercises for the fiscal year ended December 31, 2005, and exercisable and unexercisable options held by them as of December 31, 2005.

The “Value of Unexercised In-the-Money Options at December 31, 2005” is calculated based on the difference between $2.97, the closing price of our common stock on the Nasdaq National Market on December 31, 2005, and the exercise price for the shares underlying the option, multiplied by the number of shares issuable upon exercise of the option.

	Number of Shares Underlying Unexercised Options at December 31, 2005 (#)		Value of Unexercised In-the-Money Options at December 31, 2005
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Harry E. Gruber, M.D.	71,273	128,787	$0	$0
Dennis N. Berman	71,273	128,727	$0	$0
Allen B. Gruber, M.D.	71,273	128,727	$0	$0
Richard R. Davidson	—	300,000	$0	$40,000

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans Information

Information about our equity compensation plans at December 31, 2005 that were either approved or not approved by our stockholders was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance(b)
Equity compensation plans approved by our stockholders(a)	7,036,693	$4.48	1,769,515

(a)	Includes our 2000 Stock Option Plan, 2003 Equity Incentive Plan, 2004 Incentive Plan (Fundware) and our 2003 Employee Stock Purchase Plan. However, no future grants may be made under our 2000 Stock Option Plan.
(b)	Includes 833,779 shares reserved for issuance under our 2003 Employee Stock Purchase Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of the shares of our common stock as of February 28, 2006, by (i) each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock, (ii) each executive officer listed in the Summary Compensation Table, (iii) each of our directors, and (iv) all of our executive officers and directors as a group. The address for all executive officers and directors is c/o Kintera, Inc., 9605 Scranton Road, Suite 240, San Diego, California 92121.

Except in cases in which community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such stockholder.

	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned(1)
Magnetar Capital Master Fund Ltd	3,503,900	(3)	9.7%
c/o Magnetar Financial, LLC
1603 Orrington Avenue, 13th Floor
Evanston, IL 60201

CCM Master Qualified Fund, Ltd	3,382,784	(2)	9.3%
c/o Coghill Capital Management, LLC
One N. Wacker Dr., #4350
Chicago, IL 60606

Wasatch Advisors, Inc.	2,723,212		7.5%
150 Social Hall Ave., Ste 400
Salt Lake City, UT 84111

Walker Smith Capital / SRB Greenway	1,891,300	(4)-(10)	5.2%
c/o Walker Smith Capital / SRB Greenway
300 Crescent Court, Suite 1111
Dallas, TX 75201

Missouri Valley Partners, Inc.	1,800,236		5.0%
135 North Meramec Ste. 500
St. Louis, MO 63105

Executive Officers:
Harry E. Gruber, M.D.	4,110,527	(11)	11.3%
Allen B. Gruber, M.D.	3,615,636	(11)	10.0%
Dennis N. Berman	3,411,558	(11)	9.4%

Directors:
Hector Garcia-Molina, Ph.D.	46,179	(12)	*
Alfred R. Berkeley III	36,179	(13)	*
Deborah D. Rieman, Ph.D.	7,892	(14)	*
Robert J. Korzeniewski, C.P.A.	36,179	(13)	*
Philip Heasley	36,179	(13)	*
Executive Officers and Directors as a group (9 persons)	24,601,761		31.2%

(1)

Applicable percentage ownership is based on 36,251,794 shares of our common stock outstanding as of December 31, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares, subject to the applicable community property laws. Shares of our common stock subject to options or warrants currently exercisable, or exercisable within 60 days after December 31, 2005, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

(2)	Includes 730,000 shares issuable upon exercise of a warrant. Clint D. Coghill of CCM Master Qualified Fund, Ltd. exercises sole voting and dispositive powers with respect to the shares registered on behalf of CCM Master Qualified Fund, Ltd.
(3)	Includes 600,000 shares issuable upon exercise of a warrant. Alec Litowitz of Magnetar Capital Master Fund Ltd. exercises sole voting and dispositive powers with respect to the shares registered on behalf of Magnetar Capital Master Fund Ltd.
(4)	Includes 91,600 shares issuable upon exercise of a warrant. Reid S. Walker and G. Stacy Smith of Greenway Capital / Walker Smith exercise shared voting and dispositive powers with respect to the shares registered on behalf of Walker Smith International Fund, Ltd.
(5)	Includes 64,253 shares issuable upon exercise of a warrant. Reid S. Walker and G. Stacy Smith of Greenway Capital / Walker Smith exercise shared voting and dispositive powers with respect to the shares registered on behalf of Walker Smith Capital (QP), L.P.
(6)	Includes 10,547 shares issuable upon exercise of a warrant. Reid S. Walker and G. Stacy Smith of Greenway Capital / Walker Smith exercise shared voting and dispositive powers with respect to the shares registered on behalf of Walker Smith Capital, L.P.
(7)	Includes 13,013 shares issuable upon exercise of a warrant. Steven R. Becker of Greenway Capital / Walker Smith exercises sole voting and dispositive powers with respect to the shares registered on behalf of SRB Greenway Offshore Operating Fund, L.P.
(8)	Includes 162,587 shares issuable upon exercise of a warrant. Steven R. Becker of Greenway Capital / Walker Smith exercises sole voting and dispositive powers with respect to the shares registered on behalf of SRB Greenway Capital (QP), L.P.
(9)	Includes 24,400 shares issuable upon exercise of a warrant. Steven R. Becker of Greenway Capital / Walker Smith exercises sole voting and dispositive powers with respect to the shares registered on behalf of SRB Greenway Capital, L.P.
(10)	Includes 33,600 shares issuable upon exercise of a warrant. Reid S. Walker and G. Stacy Smith of Greenway Capital / Walker Smith exercise shared voting and dispositive powers with respect to the shares registered on behalf of HHMI Investments, L.P.
(11)	Includes 87,636 shares issuable upon exercise of stock options.
(12)	Includes 46,179 shares issuable upon exercise of stock options.
(13)	Includes 36,179 shares issuable upon exercise of stock options.
(14)	Includes 7,892 shares issuable upon exercise of stock options.

Item 13. Certain Relationships and Related Transactions

Ian Gruber, the son of Harry E. Gruber M.D., is a full-time non-executive employee of our company. In his role as a Manager of Inside Sales, Ian Gruber was paid $62,789 in salary and commissions for the year ended December 31, 2005. During 2005 Ian Gruber was also awarded one stock option grant for 6,000 common shares vesting annually over four years and exercisable for ten years at $2.57 per share. No other family member of any executive officer, director or 5% stockholder received compensation of more than $60,000 during the year ended December 31, 2005.

Item 14. Principal Accountant Fees and Services

Fees Paid to Ernst & Young LLP

The following table sets forth the aggregate fees billed to Kintera for the fiscal years ended 2005 and 2004 by Ernst & Young LLP:

	Fiscal 2005	Fiscal 2004
Audit Fees(1)	$818,072	$503,700
Audit-Related Fees(2)	$99,035	$401,300
Tax Fees	$—	$—
All Other Fees	$—	$—

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, audit of internal controls over financial reporting, and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to due diligence in connection with acquisitions, audits of acquired companies, and consultations not meeting the definition of audit fees.

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

(b)	Exhibits:

Exhibit Number		Description of Document

2.4	(7)	Agreement and Plan of Merger and Reorganization by and among the Registrant, Sunday Acquisition Corporation, Carol/Trevelyan Strategy Group, Inc. and Dan Carol, Stryder Thompkins, Greg Nelson and Stuart Trevelyan
2.5	(9)	Stock Purchase Agreement, dated as of November 15, 2004, by and between the Company and Intuit Inc.

3.2	(3)	Amended and Restated Certificate of Incorporation of the Registrant

3.4 3.5	(3) (12)	Amended and Restated Bylaws of the Registrant Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock of Kintera, Inc.

4.1 4.2	(5) (12)	Specimen Common Stock Certificate Rights Agreement, dated as of January 25, 2006, between the Registration and U.S. Stock Transfer Corp.

10.1	(1)	Form of Indemnity Agreement for directors and executive officers of the Registrant

10.2	(4)	2000 Stock Option Plan and form of Option Agreement thereunder

10.3	(11)	Amended and Restated 2003 Equity Incentive Plan and form of Option Agreement thereunder

10.4	(3)	2003 Employee Stock Purchase Plan and form of Subscription Agreement thereunder

10.5	(1)	Loan and Security Agreement dated as of September 2, 2003 by and between the Registrant and Silicon Valley Bank

10.6	(3)	San Diego Tech Center Office Building Lease dated as of August 7, 2000 by and between the Registrant and San Diego Tech Center, LLC, as amended

10.7	(3)	Form of Subscription Agreement and Investment Representation of Subscriber of shares of preferred stock of the Registrant

10.8	(3)	Form of Offer Letter for Directors of the Registrant

10.9	(6)	Form of Securities Purchase Agreement among the Company and the investors identified on the signature pages thereto, dated as of July 12, 2004

Exhibit Number		Description of Document

10.10	(6)	Form of Registration Rights Agreement by and among the Company and the investors identified on the signature pages thereto, dated July 12, 2004.

10.11	(8)	Form of Securities Purchase Agreement among the Company and the investors identified on the signature pages thereto, dated as of November 29, 2004.

10.12	(8)	Form of Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated as of November 29, 2004

10.13	(13)	Sublease Agreement between Intuit, Inc. and American Fundware Holding Company, Inc., dated December 3, 2004

10.14	(10)	Amended and Restated 2004 Equity Incentive Plan (Fundware) and related Form of Stock Option Agreement

10.15	(11)	Securities Purchase Agreement among the Company and the investors identified on the signature pages thereto, dated November 21, 2005

10.16	(11)	Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated November 21, 2005

10.17	(11)	Form of Warrant

21.1	(2)	Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been granted for portions of this exhibit.

(1)	Filed with initial Registration Statement on Form S-1 (File No. 333-109169) dated September 26, 2003.
(2)	Filed with Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-109169) dated October 9, 2003.
(3)	Filed with Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-109169) dated November 4, 2003.
(4)	Filed with Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-109169) dated November 28, 2003.
(5)	Filed with Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-109169) dated December 10, 2003.
(6)	Filed on Current Report on Form 8-K on July 13, 2004.
(7)	Filed on Current Report on Form 8-K/A on November 3, 2004.
(8)	Filed on Current Report on Form 8-K on November 30, 2004.
(9)	Filed on Current Report on Form 8-K on December 9, 2004.
(10)	Filed with Registration Statement on Form S-8 (File No. 333-28927) dated October 11, 2005.
(11)	Filed on Current Report on Form 8-K on November 21, 2005.
(12)	Filed on Current Report on Form 8-K on January 25, 2006.
(13)	Filed as Exhibit 10.13 to Annual Report on Form 10-K on March 16, 2005.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2006

KINTERA, INC.

By:	/S/ HARRY E. GRUBER, M.D.
Harry E. Gruber, M.D. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S HARRY E. GRUBER, M.D. Harry E. Gruber, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/S/ RICHARD R. DAVIDSON Richard R. Davidson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

/S/ DENNIS A. BERMAN Dennis A. Berman	Executive Vice President, Corporate Development and Director	March 15, 2006

/S/ ALLEN B. GRUBER, M.D. Allen B. Gruber, M.D.	Executive Vice President, Operations and Director	March 15, 2006

/S/ HECTOR GARCIA-MOLINA, PH.D. Hector Garcia-Molina, Ph.D.	Director	March 15, 2006

/S/ ALFRED R. BERKELEY III Alfred R. Berkeley III	Director	March 15, 2006

/S/ PHILIP HEASLEY Philip Heasley	Director	March 15, 2006

/S/ DEBORAH D. RIEMAN, PH.D. Deborah D. Rieman, Ph.D.	Director	March 15, 2006

/S/ ROBERT J. KORZENIEWSKI, C.P.A. Robert J. Korzeniewski, C.P.A.	Director	March 15, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Kintera, Inc.

We have audited the accompanying consolidated balance sheets of Kintera, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kintera, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kintera, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting thereon.

/s/ Ernst & Young LLP

San Diego, California

March 14, 2006

KINTERA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$19,612	$20,862
Marketable securities	21,869	29,384
Accounts receivable, net	5,984	6,471
Prepaid expenses and other current assets	1,237	1,970

Total current assets	48,702	58,687

Property and equipment, net	4,103	3,576
Software development costs, net	2,272	1,908
Other assets	245	191
Intangible assets, net	10,647	13,687
Goodwill	11,703	8,889

Total assets	$77,672	$86,938

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$1,880	$4,072
Accrued expenses	1,128	346
Accrued employee benefits	2,410	1,070
Donations payable	11,288	4,610
Deferred revenue	11,915	8,149

Total current liabilities	28,621	18,247
Deferred rent and other	111	104

Total liabilities	28,732	18,351

Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized at December 31, 2005 and December 31, 2004, no shares issued and outstanding at December 31, 2005 and December 31, 2004.	—	—
Common stock, $0.001 par value, authorized 60,000,000 shares authorized 36,251,794 and 31,138,387 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	36	31
Additional paid-in capital	147,824	131,867
Deferred compensation	(3,874)	(10,067)
Accumulated other comprehensive loss	(77)	(179)
Accumulated deficit	(94,969)	(53,065)

Total stockholders’ equity	48,940	68,587

Total liabilities and stockholders’ equity	$77,672	$86,938

See accompanying Notes to Consolidated Financial Statements.

KINTERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2005	2004	2003
Net revenues	$40,924	$23,717	$7,490
Revenue from related party	—	—	475

Total net revenue	40,924	23,717	7,965
Cost of revenue	11,084	5,868	1,386

Gross profit	29,840	17,849	6,579

Operating expenses:
Sales and marketing	29,575	15,224	7,474
Product development and support	14,859	7,656	3,467
General and administrative	18,170	8,228	2,256
Amortization of purchased intangibles	3,105	1,360	389
Stock-based compensation	7,107	5,001	2,846

Total operating expenses	72,816	37,469	16,432

Operating loss	(42,976)	(19,620)	(9,853)

Other income (expense):
Interest income (expense) and other, net	1,072	383	(19)

Net loss	$(41,904)	$(19,237)	$(9,872)

Loss per common share—basic and diluted	$(1.36)	$(0.77)	$(0.97)

Weighted average common shares outstanding	30,781	25,122	10,160

Stock-based compensation includes the following:
Sales and marketing	$5,162	$3,266	$1,667
Product development and support	986	852	817
General administrative	959	883	362

	$7,107	$5,001	$2,846

See accompanying Notes to Consolidated Financial Statements.

KINTERA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(shares and dollars in thousands)

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred compensation	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2002	4,236	$4	12,642	$13	$30,053	$(2,347)	$(3)	$(23,956)	$3,764
Repurchase of restricted common stock	—	—	(86)	—	(5)	—	—	—	(5)
Exercise of common stock options	—	—	197	—	235	—	—	—	235
Issuance of common stock, net of expenses	—	—	5,750	6	36,088	—	—	—	36,094
Issuance of Series G preferred stock, net of issuance costs of $7,822	550	1	—	—	5,491	—	—	—	5,492
Issuance of common stock and stock options in connection with acquisitions	—	—	460	—	5,860	(2,483)	—	—	3,377
Issuance of warrant in connection with loan and security agreement	—	—	—	—	166	—	—	—	166
Conversion of preferred stock	(4,786)	(5)	4,786	5	—	—	—	—	—
Stock -based compensation expense to consultants	—	—	—	—	186	—	—	—	186
Deferred compensation expense	—	—	—	—	9,210	(9,210)	—	—	—
Reversal of deferred compensation expense for cancellations of stock options	—	—	—	—	(463)	463	—	—	—
Amortization of deferred compensation	—	—	—	—	—	2,714	—	—	2,714
Comprehensive loss:
Net loss	—	—	—	—	—	—		(9,872)	(9,872)
Unrealized loss on short-term investments	—	—	—	—	—	—	3	—	3

Comprehensive loss									(9,869)

Balance at December 31, 2003	—	—	23,749	24	86,821	(10,863)	—	(33,828)	42,154
Exercise of common stock options	—	—	452	—	567	—	—	—	567
Issuance of common stock, net of expenses	—	—	5,000	5	34,831	—	—	—	34,836
Issuance of common stock and stock options in connection with acquisitions	—	—	1,849	2	9,642	—	—	—	9,644
Issuance of common stock for ESPP	—	—	88	—	585	—	—	—	585
Issuance of warrants in connection with the purchase of technology	—	—	—	—	246	—	—	—	246
Stock-based compensation to consultants	—	—	—	—	320	—	—	—	320
Deferred compensation in connection with acquisitions	—	—	—	—	—	(5,099)	—	—	(5,099)
Reversal of deferred compensation expense for cancellations of stock options	—	—	—	—	(1,145)	1,145	—	—	—
Amortization of deferred compensation	—	—	—	—	—	4,750	—	—	4,750
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(19,237)	(19,237)
Unrealized loss on short-term investments	—	—	—	—	—	—	(179)	—	(179)

Comprehensive loss									(19,416)

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred compensation	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	—	—	31,138	31	131,867	(10,067)	(179)	(53,065)	68,587
Issuance of common stock, net of $1,184 in issuance costs	—	—	4,500	5	12,311	—	—	—	12,316
Exercise of common stock options	—	—	440	—	524	—	—	—	524
Issuance of common stock and stock options in connection with acquisitions	—	—	96	—	590	—	—	—	590
Issuance of common stock for ESPP	—	—	78	—	242	—	—	—	242
Stock-based compensation to consultants	—	—	—	—	96	—	—	—	96
Shares released from escrow in connection with contingent consideration in acquisition					2,057	—	—	—	2,057
Deferred compensation in connection with acquisitions	—	—	—	—	447	(447)	—	—	—
Reversal of deferred compensation expense for cancellations of stock options	—	—	—	—	(310)	310	—	—	—
Amortization of deferred compensation	—	—	—	—	—	6,330	—	—	6,330
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(41,904)	(41,904)
Unrealized gain on investments	—	—	—	—	—	—	102	—	102

Comprehensive loss									(41,802)

Balance at December 31, 2005	—	$—	36,252	$36	$147,824	$(3,874)	$(77)	$(94,969)	$48,940

See accompanying Notes to Consolidated Financial Statements.

KINTERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net loss	$(41,904)	$(19,237)	$(9,872)
Adjustments to reconcile loss to net cash used in operating activities:
Bad debt expense	1,703	252	150
Depreciation	1,770	1,036	590
Amortization of software development costs	509	179	38
Amortization of intangible assets	3,105	1,360	389
Amortization of premium on securities	240	—	—
Forgiveness of employee notes	—	(143)	—
Impairment of software development costs	264	—	—
Write-off of notes payable and other	(107)	—	—
Interest expense associated with issuance of warrant	—	129	37
Stock-based compensation	96	320	186
Amortization of deferred compensation	7,056	4,750	2,714
Changes in assets and liabilities:
Accounts receivable	(1,476)	1,086	(1,959)
Prepaid expense and other current assets	733	(1,035)	(545)
Accounts payable and accrued expenses	(1,640)	421	846
Accrued employee benefits	1,268	(195)	311
Donations payable to customers	6,678	2,924	451
Deferred revenue	4,109	1,647	1,310
Sponsorship payable	—	10	(213)
Deferred rent	29	(251)	(28)

Cash used in operating activities	(17,567)	(6,747)	(5,595)

INVESTING ACTIVITIES
Purchase of marketable securities	(28,937)	(47,520)	(192)
Sales and maturities of marketable securities	36,314	18,150	2,144
Acquisition costs, net of cash acquired	(603)	(13,303)	106
Purchase of property and equipment	(2,297)	(2,356)	(958)
Additions to software development costs	(1,137)	(1,962)	—
Other assets	(54)	568	(280)

Cash provided by (used in) investing activities	3,286	(46,423)	820

FINANCING ACTIVITIES
Draw on line of credit obligation	—	—	403
Payment of line of credit obligation and notes payable	(51)	(436)	(198)
Proceeds from sale of common stock	12,316	34,836	36,093
Proceeds from issuance of common stock and stock options	524	567	231
Proceeds from issuance of employee stock purchase plan	242	585	—
Net proceeds from sale of preferred stock	—	—	5,491

Cash provided by financing activities	13,031	35,552	42,020

Net increase (decrease) in cash and cash equivalents	(1,250)	(17,618)	37,245

Cash and cash equivalents, beginning of year	20,862	38,480	1,235

Cash and cash equivalents, end of year	$19,612	$20,862	$38,480

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$10	$17

Supplemental disclosure for non-cash investing and financing activities:
Issuance of common stock and options for acquisitions	$590	$9,644	$5,860
Value of shares released from escrow in connection with contingent consideration	2,057	—	—
Unrealized gain (loss) on investments	102	(179)	3
Warrant issued in connection with financing agreement	—	—	166

See accompanying Notes to Consolidated Financial Statements.

KINTERA, INC.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current period’s presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses in the financial statements and accompanying notes. Estimates are used for, but not limited to, receivable valuations, depreciable lives of fixed assets, internally developed software, valuation of acquired intangibles, stock-based compensation, accruals and contingencies. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company limits its exposure to credit loss by placing its cash and cash equivalents and investments with high credit quality financial institutions. In general, the Company does not require collateral on its arrangements with customers. The Company has accounts receivable related to upfront and monthly maintenance fees as well as service and licensing fees which typically provide for credit terms of 30-60 days. The Company provides reserves against accounts receivables for estimated losses that may result from customers’ inability to pay. The amount of the reserve is determined by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ industry, historical losses and changes in customer creditworthiness.

No customers generated greater than 10% of total net revenue in 2005 or 2004, and one customer generated 13% of net revenue in 2003.

Fair Value of Financial Investments

The carrying amounts shown for the Company’s cash and cash equivalents, marketable securities, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, accrued employee benefits and donations payable approximate their fair value due to the short-term maturities of these instruments.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related lease.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Disposable Long-Lived Assets, the Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company recorded impairment of $264 on software development costs, in the year ended December 31, 2005. There was no impairment loss recorded on its long-lived assets used in operations in the years ended December 31, 2004 or 2003.

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

Revenue Recognition

The Company derives revenues from fees paid by nonprofit organizations related to the use of Kintera Sphere as well as from the Company’s service offerings for wealth profiling and screening, advocacy campaigns and directed giving, from licenses of the Company’s prepackaged accounting software and from multiple element arrangements that may include any combination of these items.

For arrangements with multiple elements, revenues are allocated to each element of the transaction based upon its fair value. Fair value for all elements of an arrangement is determined when the delivered items have value to the customer on a stand-alone basis, evidence of the fair value of the undelivered items exists based on the price of regular sales on a stand-alone basis, and delivery or performance of the undelivered items is considered probable and substantially in our control. Items are considered to have stand-alone value if the Company has sold that item separately on a regular basis in the past. When the fair value of a delivered element has not been established or the Company is unable to establish stand-alone value, as currently is the case for the upfront payments for activation, maintenance, and use of Kintera Sphere, the revenues for the elements are recognized on a straight-line basis over the entire term of the contract.

To date, the arrangements that contain multiple elements have been contracts that include upfront payments for activation fees received, data screening arrangements, monthly fees for the maintenance and use of the Company’s software and transaction fees tied to the donations and purchases that are processed. Revenue associated with the upfront payments is deferred and recognized on a straight-line basis over the entire term of the contract which in general ranges from twelve to thirty-six months. Revenue related to monthly maintenance and transaction fees for donations made through the website are recognized as services are provided. Credit card fees directly associated with processing customer donations and billed to customers are excluded from revenues in accordance with Emerging Issues Task Force (“EITF”) consensus on Issue 99-19. Reporting Revenue Gross as a Principal verses Net as an Agent.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company receives revenues related to Kintera Sphere and other non-software licensed products for upfront fees, monthly maintenance fees, consulting services, data screening, and transaction fees tied to the donations and purchases that we process. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (upon contract signing or receipt of an authorized purchase order from the customer); (2) delivery has occurred (upon performance of services in accordance with contract specifications); (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties (credit terms extending beyond twelve months or significantly longer than is customary are deemed not to be fixed and determinable); and (4) collection is reasonably assured (there are no indicators of non-payment based upon history with the customer and/or upon completion of credit procedures, if completed). Billings made or payments received in advance of providing services are deferred until the period these services are provided.

Revenue from software licenses and related services is recognized in accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as modified by SOP 98-4. For other offerings, the Company follows Staff Accounting Bulletin No. 104, “Revenue Recognition.” The Company recognizes revenue when persuasive evidence of an arrangement exists; the product has been shipped or the service has been performed or, in the case of certain agreements, when the products are delivered to resellers; the fee is fixed or determinable and collectibility is probable. Consulting services are recognized separately from the software license and database as well as post contract support as they have value to the customer on a stand-alone basis and there is a vendor-specific objective evidence (“VSOE”) of fair value for each of the remaining deliverables. VSOE of fair value is based on the normal pricing practices for those products and services when sold separately by the Company and customer renewal rates for post-contract support services. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. The Company offers technical support plans and recognizes support revenue over the life of the plan. For arrangements where undelivered services are essential to the functionality of delivered software, the Company recognizes both the product license revenues and service revenues under the percentage of completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” To date, license and service revenues recognized pursuant to SOP 81-1 have not been significant.

In accordance with the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” the Company accounts for cash consideration (such as sales incentives) that is given to customers or resellers as a reduction of revenue rather than as an operating expense unless the Company receives a benefit that can be identified and for which the fair value can be reasonably estimated.

Software licenses are sold together with consulting services in the wealth profiling, advocacy campaign businesses and Fundware software products. When this occurs, license fees are recognized upon delivery provided that the revenue recognition criteria discussed above are met. The more significant factors considered in determining whether revenues should be accounted for separately include nature of the services (i.e. consideration whether services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Payment of the license fees is not dependent upon the performance of the services, and the services do not provide significant customization or modification of the software products and are not essential to the functionality of the software that was delivered. For arrangements with services that are essential to the functionality of the software, the license and related service revenues are recognized upon completion of the delivery of the license and the services with the residual method utilized for the remaining elements in the contract.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If at the outset of an arrangement it is determined that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due. If at the outset of an arrangement it is determined that collectibility is not probable, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment.

Revenues from post-contract customer support services, such as software maintenance, are recognized on a straight-line basis over the term of the support period. The majority of software maintenance agreements provide technical support as well as unspecified software product upgrades and releases when and if made available during the term of the support period.

The Company enters into transactions that either exchange advertising for advertising (“Advertising Barter”) or advertising for other products and services (“Non-advertising Barter”). Advertising Barter transactions are recorded at the lesser of estimated fair value of the advertising received or given in accordance with the provisions of EITF Issue No. 99-17, “Accounting for Barter Transactions.” Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Revenues for Non-advertising Barter transactions are recognized at the estimated fair value when the advertising spots received under such contracts are either used or sold to third parties. During the years ended December 31, 2005, 2004 and 2003, the Company recognized $749, $1,320 and $410, respectively, of revenue in connection with advertising.

Software Development Costs

The Company accounts for Internal Use Software Development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). In accordance with SOP 98-1, costs to develop internal use computer software during the application development stage are capitalized. Internal use capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in depreciation and amortization. For the years ended December 31, 2005, 2004 and 2003, the Company capitalized $(23), $435 and $0 in internally developed internal use software, respectively. The Company reviews the software that has been capitalized for impairment on a yearly basis, or otherwise as conditions might arise that would require a review. For the years ended December 31, 2005, 2004 and 2003, the Company recognized $90, $0 and $0 impairment loss for projects terminated, respectively. The impairment loss is included in cost of sales in the accompanying statement of operations.

The Company accounts for the development cost of software that is marketed to customers in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when software has completed a detail program design for its intended use. Capitalized costs of software to be sold, licensed or otherwise marketed are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in depreciation and amortization. For the years ended December 31, 2005, 2004 and 2003, the Company capitalized $1,160, $1,653 and $0 in internally developed software to be sold, leased or otherwise marketed, respectively. The Company reviews the software that has been capitalized for impairment on a yearly basis, or otherwise as conditions might arise that would require a review. For the years ended December 31, 2005, 2004 and 2003 the Company recognized $174, $0 and $0 impairment loss for projects terminated during 2005, respectively. The impairment loss is included in cost of sales in the accompanying statement of operations.

Advertising Costs

All advertising costs are expensed when incurred. Advertising costs were $2,674, $1,282, and $383 for the years ended December 31, 2005, 2004 and 2003, respectively.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company has in effect stock incentive plans under which stock options have been granted to employees. The Company also has an employee stock purchase plan for all eligible employees. The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, (“SFAS 148”).

In accordance with APB 25, for the year ended December 31, 2005 and prior years, stock-based compensation is not recorded in connection with stock options when the exercise price of the Company’s employee stock options is equal to or greater than the fair value of the underlying stock on the date of grant. Certain of the Company’s stock options have been granted with exercise prices below the fair value of the Company’s common stock. For these stock options, the Company has recorded deferred stock-based compensation for the difference between their exercise prices and such fair values which is being amortized to expense on a straight-line method over the stock option’s vesting period.

Compensation for equity instruments issued to non-employees has been determined in accordance with SFAS No. 123, Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, and the EITF consensus on Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

Pro forma information regarding net loss is required by SFAS 123 and SFAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the grant date using the Black-Scholes method for option pricing with the following assumptions:

	Employee Stock Options Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	4.36%	3.5%	3.0%
Expected life (in years)	5	5	5
Volatility	65%	80%	80	%(1)
Expected dividend yield	0%	0%	0%
Weighted average fair value of options with exercise price equaling stock price on date of grant	$3.42	$5.33	$6.92
Weighted average fair value of options granted with exercise price less than stock price on date of grant	$7.15	$8.82	$8.45

(1)	The Company has used the minimum value method to determine the fair value of options granted prior to its initial filing in a registration statement under the Securities Act of 1933 relating to an initial public offering of the Company’s common stock. This method does not consider the expected volatility of the underlying stock, and is only available to non-public entities. Accordingly, the Company used an estimated volatility factor of 80% for the year ended December 31, 2003.

Future pro forma results of operations under SFAS No. 123 may be materially different from actual amounts reported. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net losses if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Year Ended December 31,
	2005	2004	2003
Net loss—as reported	$(41,904)	$(19,237)	$(9,872)
Add: Stock-based employee compensation expense included in reported net loss	3,533	5,058	2,846
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	(10,704)	(5,808)	(3,391)

Pro forma net loss	$(49,075)	$(19,987)	$(10,417)

Net loss—per share—as reported	$(1.36)	$(0.77)	$(0.97)

Net loss—per share—pro forma	$(1.59)	$(0.80)	$(1.03)

In December 2005, the Company initiated a plan which resulted in the repricing of certain employee stock options and the acceleration of vesting for certain other employee stock options. An aggregate of 759,059 vested stock options with exercise prices greater than $3.00 were repriced to the current market of $2.92 and vesting was accelerated on 1,209,653 options. The Company recorded $38 in compensation expense relating to the repricing of stock options as the options were considered available under the provisions of APB 25. The stock based compensation was determined as the difference between the effective date stock prices of $2.92 and the market price on December 30, 2005 of $2.97.

In December 2004 the FASB issued SFAS 123R Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R supersedes APB 25, and related interpretations and amends SFAS No. 95, Statement of Cash Flows. The Company adopted SFAS 123R effective January 1, 2006.

The adoption of the SFAS 123R fair value method will have a significant impact on the Company’s reported results of operations, although it will have no impact on its overall financial position. The balance of unearned stock-based compensation to be expensed in the period 2006 through 2008 related to share-based awards unvested at December 31, 2005, as previously calculated under the disclosure-only requirements of SFAS 123, is approximately $3,647. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1 year. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that the Company grants additional equity securities to employees or assumes unvested securities in connection with any acquisitions, stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

Had the Company adopted SFAS 123R in prior periods, the magnitude of the impact of that standard on the Company’s results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option-pricing model as illustrated in the pro forma table above.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in stockholders’ equity. The Company’s other comprehensive loss consists of unrealized gains or losses on marketable securities available-for-sale. Such amounts are excluded from net loss and are reported in accumulated other comprehensive loss in the accompanying consolidated financial statements.

Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Potentially dilutive securities are not considered in the calculation of net loss per common share, as their inclusions would be anti-dilutive.

In accordance with SAB No. 98, Earnings Per Share (“SAB 98”), common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration in the periods presented.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Year ended December 31,
	2005	2004	2003
Numerator
Net loss	$(41,904)	$(19,237)	$(9,872)
Denominator
Basic and diluted
Weighted average common shares outstanding	31,886,165	26,411,301	13,257,098
Less: Weighted average shares subject to repurchase	(1,105,296)	(1,289,384)	(3,097,103)

Denominator in basic calculation	30,780,869	25,121 917	10,159,995

Basic and diluted net loss per share	$(1.36)	$(0.77)	$(0.97)

The following table summarizes potential common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive:

	December 31,
Common Stock Equivalents	2005	2004	2003
Common stock subject to repurchase	986,019	1,112,079	1,711,489
Options to purchase common stock	7,036,693	5,289,300	2,713,355
Warrants to purchase common stock	1,820,000	20,000	20,000

	9,842,712	6,421,379	4,444,844

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Contingent Consideration

In connection with certain of the Company’s acquisitions, if certain future internal performance goals are later satisfied, the aggregate consideration for the respective acquisition was increased. Such additional consideration, if earned, will be paid in the form of additional shares of the Company’s common stock, which were reserved for that purpose or cash. Any additional consideration paid will be allocated between goodwill, stock-based compensation expense and deferred compensation. The measurement, recognition and allocation of contingent consideration are accounted for using the following principles:

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

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock and unvested options. In the event that a holder does not fully vest in the restricted stock or unvested options, the unamortized portion of deferred compensation is eliminated.

2. Acquisitions

Prospect Information Network, LLC

In February 2004, the Company completed the acquisition of PIN, a provider of software, services and data for data screening services for nonprofit organizations. PIN’s services enable fundraisers to more efficiently identify, profile, monitor and rank the wealth of prospects in their database. As consideration for all of the membership interests of PIN, the Company issued approximately 219,000 shares of restricted common stock. The restricted shares vest ratably over a period of 36 months. Up to 336,000 additional shares of common stock were being held in escrow and would be released to the members of PIN if the revenue generated from PIN’s business during the year following the closing of the transaction meets certain targets. In addition, some of the shares issued to the PIN members are being held in escrow to secure the obligations of PIN and its members under the purchase agreement. In the third quarter of 2005, the Company released 167,810 shares of common stock, formerly held in escrow, to the former shareholders of PIN upon the achievement of the revenue targets. As a result of the release, the Company recorded additional goodwill of approximately $2,057. The remaining balance of 168,500 shares of common stock remains in escrow for future release based on achievement of revenue targets.

Carol/Trevelyan Strategy Group

In March 2004, the Company completed the acquisition of CTSG, a provider of online advocacy solutions. CTSG’s services enable customers to meld offline and online strategies and tools to build membership, affinity and impact for nonprofit organizations, political campaigns and unions. The Company issued approximately 331,000 shares of restricted common stock and $250 in cash to acquire CTSG. Up to 93,000 additional shares of common stock were being held in escrow and would be released if the revenue generated from CTSG’s business during the year following the closing of the transaction meets certain targets. In addition, some of the shares issued were being held in escrow to secure the obligations of CTSG and its stockholders. In April 2005, the Company released and accelerated vesting on 341,357 shares of common stock, formerly held in escrow, to the former shareholders of CTSG. As a result of such vesting, the Company realized a stock compensation charge of $2,955 during the year ended December 31, 2005. The purchase agreement was amended April 1, 2005 to provide a stock price guarantee to former CTSG stockholders. The amendment stipulates that in the event that the sum of the gross proceeds from the sale of all shares sold by the former CTSG stockholders prior to March 15, 2006, plus the total value of the unsold shares is less than an aggregate of $1.8 million (such difference, the “Pro-Rata Shortfall”), then the Company is obligated to pay the former CTSG stockholders an amount equal to the Pro-Rata Shortfall. As of December 31, 2005, the Company recognized approximately $600, in compensation expense related to the estimated Pro-Rata Shortfall.

BNW, Inc.

In June 2004, the Company completed the acquisition of BNW, Inc. (“BNW”), a provider of recreational/athletic facilities management software. BNW’s services were designed specifically for colleges, universities and community centers. The Company issued approximately 22,000 shares of restricted common stock and $281 in cash to acquire BNW. Up to 105,000 additional shares of common stock are being held in escrow and will be released if the revenue generated from BNW’s business during the year following the closing of the transaction meets certain targets. In addition, some of the shares issued are being held in escrow to secure the obligations of BNW and its stockholders. As of December 31, 2005, no shares have been released from escrow.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

KindMark, Inc.

In August 2004, the Company completed the acquisition of certain intellectual property and other assets of KindMark, Inc. (“KindMark”), a developer of corporate giving solutions to help corporations and nonprofits automate and support their workplace giving programs. The Company issued approximately 58,000 shares of restricted common stock and paid $147 in cash. Up to approximately 130,000 additional shares of common stock are being held in escrow and may be released to the former stockholder of KindMark if the revenue generated from KindMark’s business during the year following the closing of the transaction meets certain targets. In addition, some of the shares issued are being held in escrow to secure the obligations of KindMark and its stockholder. As of December 31, 2005, no shares have been released from escrow.

Kamtech, Inc.

In August 2004, the Company completed the acquisition of Kamtech, Inc. (“Kamtech”), a provider of wealth screening services. The Company issued approximately 103,000 shares of restricted common stock and paid $310 in cash. Up to approximately 272,000 additional shares of common stock are being held in escrow and may be released if the revenue generated from the Company’s wealth profiling business during the year following the closing of the transaction meets certain targets. In addition, some of the shares issued are being held in escrow to secure the obligations of Kamtech. As of December 31, 2005, no shares have been released from escrow.

Giving Capital, Inc.

In September 2004, the Company completed the acquisition of certain intellectual property and other assets of Giving Capital, Inc. (“Giving Capital”), which offers on-demand solutions for donor-advised funds and wealth management products to financial institutions. The Company issued approximately 20,000 shares of restricted common stock and paid $7 in cash. Up to approximately 162,000 additional shares of common stock are being held in escrow and may be released if the revenue generated from Giving Capital’s business during the year following the closing of the transaction meets certain targets. In addition, some of the shares issued are being held in escrow to secure the obligations of Giving Capital. As of December 31, 2005, no shares have been released from escrow.

American Fundware, Inc.

In December 2004, the Company completed the acquisition of American Fundware, Inc. (“Fundware”), provider of accounting software for nonprofit organizations and governments. The Company paid $11,038 in cash.

Gold Box

In February 2005, the Company completed the acquisition of Gold Box, Inc. (“Gold Box”), a business which allows an individual to create a personalized charity gift card or gift certificate. The Company issued approximately 98,000 shares of restricted common stock and paid approximately $250 in cash. The approximately 98,000 shares of restricted common stock are being held in escrow and may be released to the stockholders of Gold Box if the revenue generated from Gold Box’s business during the year following the closing meets certain targets.

2005 Acquisitions The aggregate purchase price for Gold Box of approximately $820 plus acquisition costs of approximately $91 was preliminarily allocated as follows: 1) Assets -goodwill $370, intangible assets $576; 2) Liabilities—escrow payable-deferred compensation $35; 3) net assets acquired were $911.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004 Acquisitions The aggregate purchase price for PIN of $3,275 plus acquisition costs of $296; the aggregate purchase price for CTSG of $5,274, plus acquisition costs of $315; the aggregate purchase price for BNW of $520, plus estimated acquisition costs of $100; the aggregate purchase price for Kindmark of $524, plus estimated acquisition costs of $100; the aggregate purchase price for Kamtech of $926, plus estimated acquisition costs of $109; the aggregate purchase price for GCI of $159, plus estimated acquisition costs of $100; the aggregate purchase price for Fundware of $11,038, plus estimated acquisition costs of $300 were allocated as follows:

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

The acquired intangible assets represent the customer bases of PIN, CTSG, BNW, KindMark, Kamtech, GCI and Fundware and represent developed technology, trademarks from Fundware and non-compete agreements from PIN. The customer base intangible assets were assigned an estimated useful life of five years for amortization purposes. The trademarks have an indefinite life. The developed technology intangible assets were assigned a life of four years for amortization purposes. The non-compete agreement intangible assets were assigned a life of three years for amortization purposes. The Company calculated the fair value of the tangible and intangible assets acquired to allocate the purchase prices in accordance with SFAS 141. Any differences between the initial purchase price allocation and the final purchase price allocation will primarily be related to the distribution between intangible assets and goodwill of the excess purchase price over net tangible assets acquired.

Unaudited Pro Forma Information

The following unaudited pro forma information for the years ended December 31, 2005, 2004 and 2003 assumes the 2005 and 2004 acquisitions were consummated on January 1, 2003.

	Year Ended December 31,
	2005	2004	2003
Net revenues	$40,926	$38,355	$33,858
Net loss	$(41,929)	$(28,456)	$(22,250)
Net loss per share—basic and diluted	$(1.36)	$(1.13)	$(2.18)

These results give effect to the pro forma adjustments for the amortization of acquired intangible assets and the amortization of deferred compensation. In addition, the common stock used as consideration for the acquisitions is presented as being outstanding during the entire period.

See Note 1 for a detailed explanation of the accounting policy relating to the measurement, recognition and allocation of contingent consideration.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Marketable Securities

The Company has classified investments as available-for-sale, which are summarized as follows:

December 31, 2005	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Certificates of deposit	$3,940	$—	$(15)	$3,925
Auction rate securities	1,000	—	—	1,000
Corporate Bonds	9,996	—	(41)	9,955
U.S. Government/Agency	7,010	—	(21)	6,989

	$21,946	$—	$(77)	$21,869

December 31, 2004	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Certificates of deposit	$4,983	$—	$(51)	$4,932
Auction rate securities	8,000	—	—	8,000
Corporate Bonds	9,369	—	(57)	9,312
U.S. Government/Agency	7,211	—	(71)	7,140

	$29,563	$—	$(179)	$29,384

December 31, 2005, investments with a remaining maturity of one year or less were $17,614 and investments with a remaining maturity of greater than one year and less than five years were $4,255. At December 31, 2004, all short-term investments had a remaining maturity of one year or less. The Company realized a gain of $1 and a loss of $35 from the sale of securities in 2005 and 2004, respectively.

4. Balance Sheet Details

Accounts receivable consists of the following:

	December 31,
	2005	2004
Accounts receivable	$6,249	$5,654
Unbilled accounts receivable	1,117	1,299

	7,366	6,953
Less: allowance for doubtful accounts	(1,382)	(482)

	$5,984	$6,471

Bad debt expense was $1,703, $252 and $150 for the years ended December 31, 2005, 2004 and 2003, respectively.

Prepaid expenses and other current assets consists of the following:

	December 31,
	2005	2004
Prepaid expenses	$773	$1,334
Interest receivable	280	187
Other current assets	184	449

	$1,237	$1,970

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment consists of the following:

		December 31,
Class	Useful Life	2005	2004
Computer equipment	3 - 5	$6,720	$5,677
Purchased software	3	1,327	954
Office equipment	5	532	366
Furniture and fixtures	5	719	653
License	1	452	—
Leasehold improvements	lease term	536	424

		10,286	8,074
Less: accumulated depreciation and amortization		(6,183)	(4,498)

Net property and equipment		$4,103	$3,576

Depreciation expense was $1,770, $1,036, and $590 for the years ended December 31, 2005, 2004 and 2003, respectively.

Capitalized software costs consists of the following:

	December 31,
	2005	2004
Internal use software development costs	$322	$435
External use software development costs	2,639	1,653

	2,961	2,088
Less: accumulated amortization	(689)	(180)

	$2,272	$1,908

Amortization expense for capitalized software development costs was $509 and $180 for the years ended December 31, 2005 and 2004, respectively.

Other assets consists of the following:

	December 31,
	2005	2004
Restricted cash deposit	$—	$100
Prepaid expenses	—	4
Notes receivable	84	—
Other deposits	122	43
Other assets	39	44

	$245	$191

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets consist of the following:

	Useful life (In years)	December 31, 2005			December 31, 2004
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer base	4 - 5	$14,079	$(4,528)	$9,551	$14,503	$(1,699)	$12,804
Developed technology	4 - 5	996	(438)	558	996	(201)	795
Trademarks and company name	indefinite	490	—	490	—	—	—
Non-compete agreements	3	122	(74)	48	122	(34)	88

		$15,687	$(5,040)	$10,647	$15,621	$(1,934)	$13,687

Amortization expense was $3,105, $1,360 and $389 for the years ended December 31, 2005, 2004 and 2003, respectively. All amortization expense is recorded in sales and marketing expense in the consolidated statements of operations. As of December 31, 2005, the total of charges to be recognized in future periods from amortization of intangible assets are anticipated to be approximately $2,997, $2,914, $2,487, $1,749 and $10 for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

The changes in the carrying amount of goodwill are as follows:

	Years ended December 31,
	2005	2004	2003
Beginning balance	$8,889	$1,741	$15
Goodwill recorded in connection with acquisitions	821	6,862	1,726
Goodwill recorded in connection with achievement of contingent consideration milestones	2,057	—	—
Escrow related and other	(64)	286	—

	$11,703	$8,889	$1,741

5. Related Party Transactions

The Company issued loans to employees in the amount of $75 and $165 for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, the Company had receivables of $154 and $162, respectively, from these employee loans. Compensation expense recognized as related to these loans was $86 and $0 for the years ended December 31, 2005 and 2004, respectively.

In July 2000, the Company issued a loan in connection with the relocation of an employee for $150. The loan was forgiven pro-rata over four years. Compensation expense related to the loan was $0, $19, and $38 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Notes Payable and Lines of Credit

In January 2003, the Company assumed a $67 line of credit obligation in the acquisition of Involve. The interest rate on the line of credit was at 4% plus Prime Rate. The obligation was repaid in 2003.

In August 2003, the Company entered into a $3,000 Loan and Security Agreement with a bank. The agreement consists of up to $2,000 in a revolving accounts receivable line at an interest rate of 1% plus Prime Rate and up to $1,000 in an equipment financing line at an interest rate of 2.5% plus Prime Rate. The agreement contains various financial statement covenants and was secured by all non-intellectual property assets of the Company. In 2003, the Company drew down $403 on the equipment financing line and $0 on the accounts receivable line. The equipment financing line balance was repaid in 2004 and the Company no longer has the ability to draw down on the equipment financing line.

Interest expense on the notes payable and the lines of credit was $0, $10 and $17 for the years ended December 31, 2005, 2004 and 2003, respectively.

7. Stockholders’ Equity

Amended and Restated Certificate of Incorporation

In December 2003, the Company adopted an Amended and Restated Certificate of Incorporation (the “Certificate”). The Certificate authorizes up to 20,000,000 shares of preferred stock, which enables the Board of Directors to designate and issue preferred stock with rights senior to those of common stock.

Common Stock

The Company issued shares that are subject to vesting to employees and others in connection with certain business combinations that occurred in 2003, 2004 and 2005. Shares of restricted common stock are subject to repurchase by the Company, pursuant to vesting schedules and achieving certain performance criteria, which generally extend for a period of up to four years. In the event of termination of employment, the Company has the option to repurchase the unvested shares at their original issuance price. As of December 31, 2005 and 2004, there were 986,019 and 1,112,079 shares, respectively, subject to repurchase.

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

In December 2005, the Company completed a private placement and issued 4,500,000 shares of common stock at $3.00 per share for proceeds of $13,500, net of offering costs of $1,184. In connection with the offering, the Company issued warrants to purchase 1,800,000 shares of our common stock with an exercise price of $3.50 per share expiring December 2, 2010.

Convertible Preferred Stock

In December 2003, the Company completed its initial public offering and 4,785,706 shares of convertible preferred stock automatically converted into 4,785,706 shares of common stock.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options and Stock Compensation Plans

In October 2000, the Company adopted the Kintera, Inc. 2000 Stock Option Plan (“2000 Plan”). As amended following the initial public offering in December 2003, the Board of Directors determined that no further options would be granted under the 2000 Plan. A committee designated by the Board of Directors fixed the terms and vesting of all options; however, in no event did the contractual term exceed 10 years. Generally, options vest 25% one year from the grant date and 1/1,460 per day thereafter until the options are fully vested.

In December 2003, the Company adopted the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, as amended in 2005, the Company may grant various stock awards, including but not limited to stock options, up to 8,600,000 shares of common stock. The total number of awards which may be granted under the 2003 Plan is reduced, at all times by the number of stock options outstanding under the 2000 Plan. As of December 31, 2005, the number of shares awarded under the 2003 Plan is reduced by 2,527,489 for options outstanding and shares issued under the 2000 Plan. The 2003 Plan contains provisions which limit the number of stock awards granted to any individual employee in a fiscal year

The 2004 Equity Incentive Plan (Fundware) (“2004 Plan”) was adopted by the Company in December 2004 and provides for stock awards as an inducement for an individual to enter into service with the Company. The maximum number of awards which may be granted under the 2004 Plan is 500,000 shares.

Options granted under the 2004 Plan and 2003 Plan become vested and exercisable at such times or upon such events and subject to such terms, conditions, performance criteria ore restrictions as specified by the Board of Directors Compensation Committee, the maximum term of any option granted under the 2004 Plan is ten years.

As of December 31, 2005, 292,800 and 642,936 shares of the Company’s common stock were available for grant under the 2004 Plan and 2003 Plan, respectively. No options were available for grant under the 2000 Plan at December 31, 2005.

Both the 2000 Plan and the 2003 Plan allow for employees to early exercise unvested stock options. All unvested options exercised are subject to repurchase by the Company within 60 days of an employee’s termination. Unvested options are subject to repurchase at the original purchase price. As of December 31, 2005 and 2004, there were 23,516 and 35,779 shares issued and outstanding from such options, subject to repurchase by the Company.

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

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity is as follows:

	Number	Weighted- average
	of shares	Exercise price
Balance at December 31, 2002	1,429,952	$1.14
Granted	1,657,074	$2.31
Exercised	(197,221)	$1.17
Cancelled	(176,450)	$0.89

Balance at December 31, 2003	2,713,355	$1.82
Granted	3,617,759	$9.17
Exercised	(451,763)	$1.25
Cancelled	(590,051)	$8.32

Balance at December 31, 2004	5,289,300	$6.20
Granted	4,470,229	$3.58
Exercised	(479,918)	$1.26
Cancelled	(2,242,918)	$7.44

Balance at December 31, 2005	7,036,693	$4.48

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options outstanding			Options vested
Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number of options vested	Weighted average exercise price
$0.06 - $2.00	1,347,130	6.7 years	$ 1.65	973,696	$ 1.53
$2.57 - $2.57	1,258,250	9.8 years	$ 2.57	883	$ 2.57
$2.59 - $2.92	1,265,789	9.1 years	$ 2.88	878,110	$ 2.91
$2.93 - $6.95	1,187,402	9.4 years	$ 4.39	41,072	$ 6.78
$7.03 - $7.70	1,242,052	8.6 years	$ 7.67	855,691	$ 7.66
$7.71 - $16.94	736,070	8.6 years	$10.42	636,351	$10.53

$0.06 - $16.94	7,036,693	8.7 years	$ 4.48	3,385,803	$ 5.20

The above tables include outstanding options granted to purchase 15,750 shares of common stock issued to consultants outside the Plan.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options outstanding			Options vested
Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number of options vested	Weighted average exercise price
$0.01 - $0.92	253,634	6.9 years	$ 0.53	424,818	$ 0.66
$1.00	523,219	5.9 years	$ 1.00	659,189	$ 1.00
$2.00	1,206,749	8.2 years	$ 2.00	567,102	$ 2.00
$5.95 - $10.60	2,706,092	9.6 years	$ 7.83	42,505	$ 6.71
$11.05 - $14.45	599,606	9.2 years	$13.61	46,808	$14.36

	5,289,300	8.8 years	$ 6.20	1,740,422	$ 1.74

The above tables include outstanding options granted to purchase 20,000 shares of common stock issued to consultants outside the Plan.

Compensation related to awards granted to consultants was $96, $314 and $186 for the years ended December 31, 2005, 2004 and 2003, respectively. The fair value for these options was estimated at the grant date using the Black-Scholes method for option pricing with the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Weighted average risk free interest rate	4.2%	4.0%	4.0%
Expected option life (in years)	5	10	10
Range of stock price volatility	80%	80%	80	%(1)
Expected dividend yield	0%	0%	0%
Weighted average fair value of options granted	$2.42	$12.43	$9.38

(1)	The Company has used the minimum value method to determine the fair value of options granted prior to its initial filing in a registration statement under the Securities Act of 1933 relating to an initial public offering of the Company’s common stock. This method does not consider the expected volatility of the underlying stock, and is only available to non-public entities. Accordingly, the Company used an estimated volatility factor of 80% for the year ended December 31, 2003.

The fair value of the grants is periodically remeasured as the options vest.

The Company recorded deferred stock compensation totaling $11,693 for the year ended December 31, 2003, in connection with the grant of various stock options and restricted stock to employees. The deferred stock compensation represents the difference between the grant price and the estimated fair value of the Company’s common stock for financial reporting purposes as determined by the Company’s board of directors. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense over the vesting period of the options using the straight-line method. Amortization of deferred compensation expense was $7,056, $4,750 and $2,714 for the years ended December 31, 2005, 2004 and 2003, respectively. Deferred compensation was reduced by $277, $1,145 and $463 for the years ended December 31, 2005, 2004 and 2003 to reflect the cancellation of certain unvested stock options upon the respective individual’s termination.

In December 2003, the Company adopted the 2003 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, the Company may issue up to 1,000,000 shares of common stock to eligible employees who elect to

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the purchase of technology, the Company issued a warrant to purchase 20,000 shares of common stock at $0.001 per share in January 2004. The warrants were exercised in 2005.

On December 4, 2005, the Company completed a private placement offering and in connection with the offering issued warrants to purchase 1,800,000 shares of common stock at $3.50 per share and expiring on December 2, 2010.

Shares Reserved for Future Issuance

The following capital stock is reserved for future issuance:

	December 31,
	2005	2004
Stock options issued and outstanding	7,036,693	5,289,300
Authorized for future option grants	935,736	—
Stock warrants	1,820,000	20,000
Employee Stock Purchase Plan	833,779	911,377

	10,626,208	6,220,677

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Income Taxes

Significant components of the Company’s deferred tax assets as of December 31, 2004 and 2005 are shown below. A valuation allowance has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$23,127	$17,480
Research tax credit carryforwards	2,967	1,881
Deferred revenue	4,855	—
Capitalized start-up costs	—	19
Other, net	1,801	841

Total deferred tax assets	32,750	20,221
Deferred tax liability: Amortization of Intangibles	(4,338)	—

Net deferred tax assets before valuation allowance	$28,412	$20,221
Valuation allowance for net deferred tax assets	(28,412)	(20,221)

Net deferred tax assets	$—	$—

At December 31, 2005, the Company had federal and California tax net operating loss carryforwards of approximately $58,295 and $47,377, respectively. The federal and California tax loss carryforwards will begin to expire in 2020 and 2012, respectively, unless previously utilized. The Company also has federal and California research and development tax credit carryforwards of approximately $1,964 and $1,544, respectively. The federal research and development tax credit carryforwards will expire beginning in 2020, unless previously utilized. The California credits do not expire.

Should the deferred tax assets associated with the Company’s acquisitions ultimately be recognized, they will be allocated to reduce the goodwill recorded in the respective acquisition. Pursuant to Code Sections 382 and 383, use of the Company’s net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% occurs within a three-year period.

9. Commitments and Contingencies

The Company leases facilities nationwide with its corporate headquarters in San Diego, California. The Company leases facilities in Greenwood Village, Colorado (Fundware); Eugene, Oregon (CTSG); Washington, DC (CTSG); New York, New York; Daytona Beach, Florida (P!N); San Francisco, California and Melrose Park, Pennsylvania (Giving Capital).

In September 2005, the Company signed a master lease agreement with IBM. As of December 31, 2005, the Company has financed equipment totaling $2,931 and has the ability to arrange for future financing upon approval by IBM. The leases outstanding at December 31, 2005 expire in 2008.

The Company’s Other Purchase Obligations include SAVVIS Network (Internet services) that expire 2007; IXI Corporation (Reseller Agreement) expires December 2006; and Dun & Bradstreet, Inc. expires 2007.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under all non-cancelable operating lease arrangements as of December 31, 2005 are as follows:

	Payment Obligations by Year
	2006	2007	2008	2009	2010	There- after	Total
Operating leases	$1,689	$886	$584	$349	$290	$461	$4,259
IBM equipment leases	907	906	604	—	—	—	2,417
Other purchase obligations	1,163	444	—	—	—	—	1,607

Total	$3,759	$2,236	$1,188	$349	$290	$461	$8,283

Rent expense was $2,067, $2,117 and $326 for the years ended December 31, 2005, 2004 and 2003, respectively.

10. Employee Benefits

In 2001, the Company established a defined contribution 401(k) plan for employees who are at least 21 years of age and have been employed with the Company for at least three months. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation. The Company’s contributions to the plan are discretionary. There were no contributions to the plan for the years ended December 31, 2005, 2004 and 2003.

11. Legal Proceedings

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

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Selected Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly financial data of the Company. In the Company’s opinion, this information has been prepared on a basis consistent with that of its audited consolidated financial statements and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to fairly present the unaudited quarterly financial data. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations:

	Q1 2005	Q2 2005	Q3 2005	Q4 2005(a)
Revenue	$9,334	$10,430	$12,085	$9,075
Gross profit	6,604	8,071	8,914	6,251
Loss from operations	(11,900)	(10,223)	(8,754)	(12,099)
Net loss	(11,674)	(10,084)	(8,305)	(11,841)
Loss per common share—basic and diluted	$(0.39)	$(0.33)	$(0.27)	$(0.37)
Weighted average common shares outstanding—basic and diluted	29,777	30,382	30,670	32,295

	Q1 2004	Q2 2004	Q3 2004	Q4 2004
Revenue	$3,071	$5,893	$7,001	$7,752
Gross profit	2,502	4,688	5,004	5,655
Loss from operations	(4,811)	(4,227)	(4,605)	(5,977)
Net loss	(4,754)	(4,156)	(4,463)	(5,864)
Loss per common share—basic and diluted	$(0.21)	$(0.17)	$(0.17)	$(0.21)
Weighted average common Shares outstanding—basic and diluted	22,472	23,881	26,301	27,834

(a)	Significant fourth quarter adjustments recognized in 2005 include: (1) reductions to revenue of $1.3 million associated with unrecorded fees related to online donations processed, the fair value associated with barter revenue, and credit memos issued during the fourth quarter, and (2) an increase in accrued liabilities of $580,000 associated with the estimated pro-rate shortfall in the CTSG acquisition agreement.

13. Recent Events

On January 25, 2006, the Company’s Board of Directors authorized and declared a dividend of one right to purchase one one-hundredth of a share of the Company’s Series A Preferred for each outstanding share of Common Stock, par value $0.001, to stockholders of record as of the close of business February 10, 2006. Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-hundredth of a share of Series A Preferred at a purchase price of $50.00, subject to adjustment.

On January 25, 2006, the Company’s Board of Directors’ authorized a Stockholders Rights Plan. Under the terms of the Stockholder Rights Plan, the Company’s stockholders of record as of February 10, 2006 received a dividend in the form of a preferred stock purchase right. The rights were distributed at the rate of one right for each share of common stock owned. Each right allows the holder to purchase one one-hundredth (1/100) of a share, or a unit, of Series A Preferred Stock at an initial exercise price of $50.00, under the circumstances described in the Stockholder Rights Plan.

The purchase price, the number of units of preferred stock, and the type of securities issuable upon exercise of the rights are subject to adjustment. Subject to the terms and conditions of the Stockholder Rights Plan, the rights will become exercisable ten business days after a person or group acquires, or commences a tender or

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchange offer which would lead to the acquisition of, beneficial ownership of 15 percent or more of the outstanding common stock. Once a person or group acquires beneficial ownership of 15 percent or more of the outstanding common stock, then, unless the rights are redeemed by Kintera, the rights become exercisable by all rights holders except the acquiring person or group or certain related parties.

The distribution of the rights was made on February 10, 2006. The rights will expire at the close of business on January 25, 2016 unless earlier redeemed or exchanged. Until a right is exercised, the holder of a right, as such, will have no rights as a stockholder of the Company.

Kintera, Inc.

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of Year	Charged to Costs and Expenses	Charge to Other Accounts (a)	Deductions	Balance at End of Year
Year ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$482	$1,703	$—	$(803)	$1,382
Year ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$196	$252	$214	$(180)	$482
Year ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$46	$161	$—	$(11)	$196

(a)	Amounts represent adjustments to the balance associated with acquisitions.

S-1