Form 10-Q
period 2006-03-31
KINTERA INC
filed 2006-05-15
CIK 1117119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 000-50507

KINTERA, INC.

(Exact name of Registrant as specified in its charter)

Delaware	74-2947183
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

9605 Scranton Road, Suite 200
San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☒         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of May 3, 2006 there were 36,446,018 shares of the registrant’s common stock outstanding.

KINTERA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at March 31, 2006 and December 31, 2005 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 6.	Exhibits	29

	Signature	31

	Exhibit 10.1
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KINTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$9,426	$19,612
Marketable securities	18,003	21,869
Accounts receivable, net of allowance for doubtful accounts of $1,188 and $1,382 at March 31, 2006 and December 31, 2005	7,793	5,984
Prepaid expenses and other current assets	1,810	1,237

Total current assets	37,032	48,702

Property and equipment, net	3,167	4,103
Software development costs, net	2,141	2,272
Other assets	136	245
Intangible assets, net	9,870	10,647
Goodwill	11,815	11,703

Total assets	$64,161	$77,672

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable, trade	$1,664	$1,880
Accrued expenses	734	1,128
Accrued employee benefits	2,332	2,410
Donations payable	5,243	11,288
Short-term notes payable	391	—
Deferred revenue	12,498	11,915

Total current liabilities	22,862	28,621
Deferred rent and other	91	111

Total liabilities	22,953	28,732

Commitments and Contingencies

Stockholders’ equity
Common stock, $0.001 par value, authorized 60,000,000 shares authorized 36,385,619 and 36,251,794 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	36	36
Additional paid-in capital	145,574	147,824
Deferred compensation	—	(3,874)
Accumulated other comprehensive loss	(92)	(77)
Accumulated deficit	(104,250)	(94,969)

Total stockholders’ equity	41,208	48,940

Total liabilities and stockholders’ equity	$64,161	$77,672

See accompanying notes to unaudited condensed consolidated financial statements.

KINTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net revenues	$10,660	$9,334
Cost of revenue	3,115	2,730

Gross profit	7,545	6,604

Operating expenses:
Sales and marketing	7,025	11,111
Product development and support	2,896	4,010
General and administrative	6,444	3,264
Amortization of purchased intangibles	777	119

Total operating expenses	17,142	18,504

Operating loss	(9,597)	(11,900)

Other income (expense):
Interest income (expense) and other, net	316	226

Net loss	$(9,281)	$(11,674)

Loss per common share - basic and diluted	$(0.26)	$(0.39)

Weighted average common shares outstanding	35,494	29,777

The amounts included in the three months ended March 31, 2006, reflect the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006.

See accompanying notes to unaudited condensed consolidated financial statements.

KINTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(shares and dollars in thousands, except per share data)

(Unaudited)

	Three Months ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net loss	$(9,281)	$(11,674)
Adjustments to reconcile loss to net cash used in operating activities:
Bad debt expense	(234)	115
Depreciation	422	421
Amortization of software development costs	230	119
Amortization of intangible assets	777	824
Amortization of premium on securities	2	—
Stock-based compensation	1,333	4,079
Impairment of software development costs	415	—
Changes in assets and liabilities:
Accounts receivable	(1,575)	(466)
Prepaid expense and other current assets	468	(156)
Accounts payable and accrued expenses	(607)	(1,696)
Accrued employee benefits	(78)	564
Donations payable to customers	(6,045)	(2,289)
Deferred revenue	583	572
Deferred rent	(20)	3

Cash used in operating activities	(13,610)	(9,584)

INVESTING ACTIVITIES
Purchase of marketable securities	(1,882)	(1,503)
Sales and maturities of marketable securities	5,730	7,848
Acquisition costs, net of cash acquired	—	(614)
Purchase of property and equipment	(84)	(741)
Additions to software development costs	(368)	27
Other assets	109	(86)

Cash provided by investing activities	3,505	4,931

FINANCING ACTIVITIES
Payment under financing arrangement	(189)	—
Proceeds from issuance of common stock options and ESPP	108	192

Cash (used in) provided by financing activities	(81)	192

Net decrease in cash and cash equivalents	(10,186)	(4,461)

Cash and cash equivalents, beginning of period	19,612	20,862

Cash and cash equivalents, end of period	$9,426	$16,401

Supplemental disclosure of cash flow information:

Cash paid for interest	$9	$—

Supplemental disclosure for non-cash investing and financing activities:
Value of shares released from escrow in connection with contingent consideration	$123	—
Unrealized gain (loss) on investments	(16)	(23)
Issuance of common stock and options for acquisition	—	$655

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

Reclassification

Certain amounts in the 2005 unaudited condensed consolidated financial statements have been reclassified to conform with the current period presentation.

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

Purchase Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related lease.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Disposable Long-Lived Assets, the Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company recorded impairment of $415,000 on software development costs for the three months ended March 31, 2006 relating to terminated

Kintera, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

projects identified. There was no impairment loss recorded on its long-lived assets used in operations for the three-month periods ending March 31, 2005.

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

Kintera, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company enters into transactions that exchange either advertising for advertising (“Advertising Barter”) or advertising for other products and services (“Non-advertising Barter”). Advertising Barter transactions are recorded at the lesser of estimated fair value of the advertising received or given in accordance with the provisions of EITF Issue No. 99-17, “Accounting for Barter Transactions.” Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Revenues for Non-advertising Barter transactions are recognized at the estimated fair value when the advertising spots received under such contracts are either used or sold to third parties. During the three months ended March 31, 2006 and 2005, the Company recognized approximately $213,000 and $200,000, respectively, of revenue in connection with advertising.

Software Development Costs

The Company accounts for Internal Use Software Development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). In accordance with SOP 98-1, costs to develop internal use computer software during the application development stage are capitalized. Internal use capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in depreciation and amortization. The Company reviews the software that has been capitalized for impairment on a yearly basis, or otherwise as conditions might arise that would require a review. For the three months ended March 31, 2006 and 2005, the Company recognized $167,000 and $0 impairment loss for projects terminated, respectively. The impairment loss is included in cost of sales in the accompanying statement of operations.

The Company accounts for the development cost of software that is marketed to customers in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when software has completed a detail program design for its intended use. Capitalized costs of software to be sold, licensed or otherwise marketed are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in depreciation and amortization. The Company reviews the software that has been capitalized for impairment on a yearly basis, or otherwise as conditions might arise that would require a review. For the three months

Kintera, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

ended March 31, 2006 and 2005, the Company recognized $274,000 and $0 impairment loss for projects terminated during the first quarter, respectively. The impairment loss is included in operating expenses in the accompanying statement of operations.

Capitalized Software Development Costs

The following table summarizes the total amount of capitalized software for the three months ended March 31, 2006 and 2005, respectively.

	Three months ended March 31,
	2006	2005
SOP 98-1
Software Development Costs	$(2)	$(102)
SFAS 86
Costs of Computer Software to be Sold, Leased or Otherwise Marketed	$370	$129

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for employee stock option plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. Under APB No.25, generally no compensation expense was recorded when the terms of the award were fixed and the exercise price of the employee stock option equaled or exceeds the fair value of the underlying stock on the date of the grant. Additionally, in periods prior to January 1, 2006, the Company followed the disclosure-only requirements of SFAS No.123, “Accounting for Stock-Based Compensation” (“SFAS 123”) which allowed entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS 123 had been applied to these transactions.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) and related interpretations which superseded APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods.

Prior to the adoption of SFAS 123R, the Company accounted for share-based payment awards to employees in accordance with APB 25 and related interpretations, and had adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In accordance with APB 25, stock-based compensation expense was not recorded in connection with share-based payment awards granted with exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant, unless certain modifications were subsequently made. The Company recorded deferred compensation in connection with stock options granted, as well as stock options assumed in acquisitions, with exercise prices less than the fair market value of the common stock on the date of grant or assumption in the case of acquisitions. The amount of such deferred compensation per share was equal to the excess of the fair market value over the exercise price on such date. Recorded deferred compensation was recognized as stock-based compensation expense ratably over the applicable vesting periods. In accordance with the provisions of SFAS 123R, all deferred compensation previously recorded has been eliminated with a corresponding reduction in additional paid in capital.

Kintera, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Comprehensive Income (Loss)

Comprehensive loss is the total of net loss and all other non-owner changes in stockholders’ equity. The Company’s other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale investments and foreign currency translation. The components of comprehensive income (loss) are as follows:

	Three months ended March 31,
	2006	2005
Net loss	$(9,281)	$(11,674)
Other comprehensive income (loss)
Change in unrealized gain (loss) on investments	(16)	(23)

Total comprehensive (loss)	$(9,297)	$(11,697)

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
	2006	2005
Numerator
Net Loss	$(9,281)	$(11,674)
Denominator
Basic and Diluted:
Weighted average common shares	36,318,293	31,204,251
Less: Weighted Average shares subject to repurchase	(824,767)	(1,427,739)

Denominator on basic Calculation	35,493,526	29,776,512

Basic and Diluted net loss per share	$(0.26)	$(0.39)

The following table summarizes potential common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive:

	Three Months Ended March 31,
Common Stock Equivalents	2006	2005
Common stock subject to repurchase	796,213	1,083,280
Warrants to purchase common stock	1,820,000	20,000
Authorized for future options grants	715,242	—
Employee Stock Purchase Plan	833,779	911,377

Total	4,165,234	2,014,657

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

Kintera, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Amount Allocated to Goodwill

In accordance with EITF No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (“EITF 95-8”) and FIN 44, the portion of additional consideration issuable to holders of unrestricted common stock and fully vested options as of the acquisition date is recorded as additional purchase price, as the consideration is unrelated to continuing employment with the Company. Such portion is allocated to goodwill. The Company recorded $123,000 in additional contingent consideration in goodwill during the three months ended March 31, 2006 relating to an earnout provision for Prospect Information Network acquisition that occurred in February 2004.

3. Employee Benefit Plans

Stock Incentive Plans

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

In December 2003, the Company adopted the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, as amended in 2005, the Company may grant various stock awards, including but not limited to stock options, up to 8,600,000 shares of common stock. The total number of awards which may be granted under the 2003 Plan is reduced, at all times by the number of stock options outstanding under the 2000 Plan. The 2003 Plan contains provisions which limit the number of stock awards granted to any individual employee in a fiscal year.

The 2004 Equity Incentive Plan (Fundware) (“2004 Plan”) was adopted by the Company in December 2004 and provides for stock awards as an inducement for an individual to enter into service with the Company. The maximum number of awards which may be granted under the 2004 Plan is 500,000 shares.

Options granted under the 2004 Plan and 2003 Plan become vested and exercisable at such times or upon such events and subject to such terms, conditions, performance criteria or restrictions as specified by the Board of Directors Compensation Committee, the maximum term of any option granted under the 2004 Plan is ten years. At March 31, 2006, approximately 715,000 shares remained available for future grant under the Plans.

Incentive Plan Information

Option activity under the Company’s stock incentive plans in the three months ended March 31, 2006 is set forth below:

	Option Price Per Share	Number of Shares	Weighted Average Exercise Price
Shares under option at December 31, 2005	$0.06- $16.94	7,036,693	$4.48
Granted	$1.47- $ 2.85	720,750	2.31
Exercised	$2.09- $ 2.81	(114,065)	0.95
Cancelled	$0.80- $ 2.00	(499,356)	3.60

Shares under option at March 31, 2006		7,144,022	$4.38

Kintera, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The aggregate intrinsic value for shares outstanding for the three months ended March 31, 2006, was $190,000 and the aggregate intrinsic value for exercised shares for the three months ended March 31, 2006, was $189,000 representing the total pre-tax intrinsic value, based on the Company’s closing stock price of $ 1.47 as of March 31, 2006. The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $4.38 and $6.35, respectively.

	Options outstanding			Options vested
Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number of options vested	Weighted average exercise price
$0.06 - $2.00	1,298,230	6.72	$1.70	923,081	$1.63
$2.13 - $2.57	1,569,925	9.68	2.50	1,068	2.57
$2.59 - $2.92	1,259,297	8.81	2.87	894,156	2.90
$2.93 - $7.60	1,159,718	9.06	4.64	155,183	6.73
$7.66 - $7.70	1,146,217	8.33	7.70	796,810	7.70
$7.71 - $16.94	710,635	8.35	10.30	627,326	10.43

	7,144,022	8.54	$4.38	3,397,624	$5.25

Employee Stock Purchase Plan

The 2003 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, the Company may issue up to 1,000,000 shares of common stock to eligible employees who elect to participate in the plan. The participating employees will obtain a purchase right in shares of the Company’s common stock at the lower of 85% of the common stock closing price on the first day of the offering period or 85% of the common stock closing price on the purchase date. The offering period’s durations are six months in length and begin on May 1 and November 1 of each year. At March 31, 2006, there were 833,779 shares available for future issuance under this plan. The Company did not issue any shares under this plan in the three months ended March 31, 2006. The Company recognized as stock-based compensation expense approximately $20,000 as the fair value of the potential shares to be purchased under this plan.

Stock-Based Compensation Expense

The following table presents details of stock-based compensation expense by functional line item based on the fair value provisions of SFAS 123R for the three months ended March 31, 2006 and based on the provision of APB 25 for the three months ended March 31, 2005.

	Three Months Ended March 31,
	2006 (1)	2005
	(in thousands)
Sales and marketing	$490	$3,719
Product development and support	222	126
General and administrative	621	220

	$1,333	$4,065

(1)	The amounts included in the three months ended March 31, 2006 reflect the adoption of SFAS 123R.

The fair value of each option grant was estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following assumptions:

	Stock Options		Stock Purchase Rights
For the three months ended March 31,	2006	2005	2006	2005
Risk-free interest rate	4.55%	4.2%	4.63%	4.2%
Expected term (years)	6 years	5 years	0.5 years	0.5 years
Expected volatility	75%	80%	54%	47%
Dividend yield	0%	0%	0%	0%

With the adoption of SFAS 123(R) on January 1, 2006, the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the

Kintera, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Company utilizes the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates. The Company uses an expected stock-price volatility assumption that is primarily based on historical realized volatility of the underlying stock during a period of time. For stock option grants issued during the three months ended March 31, 2006, the Company used an expected stock-price volatility of 75%. With regard to the weighted-average option life assumption, the Company evaluates the exercise behavior of past grants as a basis to predict future activity. For stock option grants issued during the three months ended March 31, 2006, the Company used a weighted-average expected option life assumption of 6 years.

Prior to the Company’s adoption of SFAS 123(R), SFAS 123 required that the Company provide pro forma information regarding net income and net earnings per common share as if compensation cost for the Company’s stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” requiring quarterly SFAS 123 pro forma disclosure. The pro forma charge for compensation cost related to stock-based awards granted was recognized over the vesting period. The following table illustrates the effect on net loss and loss per common share as if the fair value method had been applied to all outstanding awards for the three months ended March 31, 2005:

Three Months Ended March 31, 2005
Net loss – as reported	$(11,674)
Add: Stock-based employee compensation expense included in reported net loss	1,124
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,390)

Pro forma net loss	$(12,940)

Net loss per share:
Basic and diluted – as reported	$(0.39)

Basic and diluted – pro forma	$(0.43)

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the three months ended March 31, 2006, was increased by $676,000 over the share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended March 31, 2006 were reduced by $0.02 per share as a result of adopting SFAS 123(R).

4. Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of our operations. As of the date of this Quarterly Report on Form 10Q, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, operating results or cash flows.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including (without limitation) the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2005 and other reports and filings made with the Securities and Exchange Commission. Risk factors that could cause actual results to differ from those contained in the forward-looking statements, including but not limited to: our limited operating history; our history of losses; our dependence on increased acceptance by nonprofit organizations of online fundraising; lengthy sales cycles for major customers; our need to manage growth; risks associated with accounting for and processing large amounts of donations; the rapidly changing technologies and market demands; and other risks identified in this Quarterly Report on Form 10-Q.

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

Although our revenues have increased on a year over year basis, we have experienced significant net losses and negative cash flows from operations in each fiscal period since inception, and as of March 31, 2006, we had an accumulated deficit of $104 million. Since inception, we have increased our revenues through a combination of factors, including (i) obtaining new customers, (ii) expanding existing customer relationships, (iii) acquiring complementary businesses, (iv) expanding the features of Kintera Sphere, (v) increasing the number and amount of donations we process that result in transaction-based fees and (vi) offering new and improved products and services.

Sources of Revenue

We generate the majority of our revenue from arrangements with nonprofit organizations related to their use of Kintera Sphere to manage their websites, special events and membership, organize individuals, advocate causes, perform wealth screening, raise major gifts, deliver services and programs and execute personalized marketing campaigns. We primarily enter into customer contracts for Kintera Sphere that are one year or more in duration. Our customers pay us upfront fees and monthly service fees for access to Kintera Sphere, and transaction-based fees tied to the donations and purchases we process. Revenues from upfront service fees are deferred and recognized as revenue over the entire term of our contracts. Revenues from transaction processing fees are recognized as they are earned, and we have experienced significant growth year over year. Total online donations for the first quarter of fiscal year 2006 were approximately $51.7 million as compared to the same period of 2005 of $82.2 million. Historically, the first quarter of the year results in limited growth; however, during the first quarter of 2005 we experienced an increase for online donations directly attributed to the 2005 tsunami in southeast Asia. Revenue from service plan and maintenance associated with Kintera Sphere represented approximately 45% and 41% of our total net revenue for the three months ended March 31, 2006 and 2005, respectively. Revenue from data and support services represented approximately 17.3% and 18.6% of our total net revenue for the three months ended March 31, 2006 and 2005, respectively. We also enter into service contracts and implementation contracts related to Kintera Sphere that are 12 months or longer in duration.

We also generate revenues from our wealth profiling business, which provides a prospect-screening tool designed for the fundraising community to find, profile, monitor and dynamically rank the wealth in a nonprofit organization’s prospect database. Wealth profiling services are sold in connection with Kintera Sphere as well as on a stand-alone basis. Revenues from the wealth profiling business arise from primarily three sources: (1) Kintera Sphere access or software licensing; (2) post contract support services of the software licenses; and (3) consulting services and related data processing fees.

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

We also generate a significant amount of revenue through our accounting software. Revenues from this operation are derived from perpetual license fees for the accounting software package, as well as related product support, professional services, outsourced payroll services and transaction fees.

Cost of Revenues. Cost of revenue includes salaries, benefits and related expenses of operations and database support and implementation and support services, as well as data costs and amortization of software. Gross profit represents net revenue less the costs of revenue for personnel engaged in database support. Gross profit percentage is highly dependent on contract agreements, donation volume and overhead allocations. We do not believe that historical gross profit margins are a reliable indicator of future gross profit margins. As our service and support costs continue to rise due to increased the increase in services activity relative to our other product lines, we anticipate that our overall gross margin will decrease. During the first quarter of 2006, we implemented a new project accounting module that better tracks and records costs associated with each product line and customer. We anticipate this will improve our visibility into the factors that cause margin fluctuations and our ability to achieve consistent, sustainable gross margins for each of our major revenue sources.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, compensation expense associated with the adoption of SFAS 123R, benefits and related expenses of personnel engaged in selling, marketing and customer support functions, as well as public relations, advertising and promotional costs.

Product Development and Support Expenses. Product development and support expenses consist primarily of salaries, and related costs of employees engaged in engineering, development and quality assurance activities, compensation expense associated with the adoption of SFAS 123R, subcontracting costs and facilities expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, compensation expense associated with the adoption of SFAS 123R, depreciation, legal and other professional fees, facilities and communication expenses and information technology expenditures. During the quarter ended March 31, 2006, we have incurred a significant amount of outside consultant costs and audit fees to comply with the provisions of the Sarbanes-Oxley Act of 2002 relating to management’s assessment of internal control over financial reporting.

Amortization of Purchased Intangibles Expense. Amortization of purchased intangibles expense (excluding amortization of software recorded in Cost of Revenue) consists of costs associated with the acquired intangibles such as contact list, customer files, etc. that are expensed using the straight-line method over the estimated useful lives of three to five years. In previous quarters these amounts were recorded in sales and marketing, product development and support and general and administrative expenses in the consolidated statements of operations. Management believes that reporting amortization of purchased intangibles expenses as a distinct reporting category provides better and more complete disclosure regarding the associated expense. Comparative figures for the three months ended March 31, 2005 have been reclassified to conform to the current period’s presentation.

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

You should refer to our Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 for a discussion of our policies on revenue recognition, accounting for goodwill and other intangible assets, accounting for software development costs, accounting for stock-based compensation and accounting for income taxes. See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the discussion of our revenue recognition policies and Notes 1 and 3 for a discussion of our policies regarding accounting for stock-based compensation.

Results of Operations

Comparison of results for the three months ended March 31, 2006 and 2005.

The following table sets forth certain statement of income data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Net revenue	100%	100%
Cost of revenue	29	29

Gross profit	71	71
Operating expenses:
Sales and marketing	66	119
Product development and support	28	43
General and administrative	60	35
Amortization of purchased intangibles	7	1

Loss from operations	(90)	(127)

Interest income, net	3	2

Net loss	(87)%	(125)%

Net Revenue, Cost of Revenue and Gross Profit

The following table presents net revenue, cost of revenue and gross profit for three months ended March 31, 2006 and 2005.

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentage)
Net revenue	$10,660	100%	$9,334	100%	$1,326	14%
Cost of revenue	3,115	29	2,730	29	385	14

Gross profit	7,545	71%	6,604	71%	941	14%

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentage)
Implementation	$1,439	13%	$937	10%	$502	54%
License and subscription	664	6	837	9	(173)	(21)
Service plan and maintenance	4,816	45	3,790	41	1,026	27
Data and support services	1,848	17	1,799	19	49	3
Transaction and usage	1,893	19	1,971	21	(78)	(4)

	$10,660	100%	$9,334	100%	$1,326	14%

Net Revenue. Our revenue is generated principally by fees paid by nonprofit organizations related to their use of our software and services. Net revenue is revenue less reductions for discount and provisions for allowances and credit card fees. The preceding table presents net revenue from each of our revenue streams and their respective contribution to the increase in net revenues for the three months ended March 31, 2006 and 2005, respectively.

Implementation revenue consists primarily of revenue generated from the implementation services that are performed by our services personnel on behalf of customers. Depending on the nature of the contract, this revenue may have been deferred and amortized over the contract period or may be recognized upon delivery. Net revenue from implementations increased 54% to $1.4 million in the first three months ended March 31, 2006 from $900,000 in 2005. This growth was primarily due to the ongoing signing of new or expanded customer accounts requiring implementation services.

License and subscription revenue consists primarily of packaged software sales and advertising and access to Masterplanner online content. Net revenues from license and subscriptions decreased 21% to $700,000 in the three months ended March 31, 2006 from $800,000 in 2005, due to the discontinuation of our Masterplanner print magazine.

Service plan and maintenance revenue consists primarily of activation, hosting and use of our Kintera Sphere software as a service (“SaaS”) offering as well as software maintenance revenue for our Fundware software installations. Net revenues from service plan and maintenance increased 27% to $4.8 million in the three months ended March 31, 2006 from $3.8 million in 2005, primarily due to new contract signings for our Sphere platform.

Data and support services revenue consists of delivery of wealth screening data services, professional services and consulting, and billable support services. Net revenues from data and support services were consistent period over period with a marginal increase of 3% to $1.8 million in the three months ended March 31, 2006 from $1.8 million in 2005. Revenue growth was limited in this category due to the deferral of revenue for certain contracts with long-term obligations.

Transaction and usage revenue consists of the fees charged for processing of donations and other usage related services such as emails, faxes and other measurable activities. Net revenues from transactions and usage decreased 4% from $2.0 million for the three months ended March 31, 2005 to $1.9 million in 2006. The decrease was driven by the 2005 tsunami disaster and a shift in mix from customers paying fixed fees versus transaction fees.

Cost of Revenue and Gross Profit. Cost of revenues increased to $3.1 million for the three months ended March 31, 2006 from $2.7 million in 2005 primarily due to increases in staff related costs associated with the delivery of implementation and support services, as well increased data costs associated with our wealth screening business. Gross margins for the first quarter of 2006 and 2005 were constant at 71%.

Sales and Marketing, Product Development and Support, General and Administrative Expenses and Amortization of Purchased Intangibles Expenses

The following table presents sales and marketing, product development and support, general and administrative and depreciation and amortizations expenses for the three months ended March 31, 2006 and 2005 respectively.

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005		Increase (decrease)	% Change
	Amount(1)	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentage)
Sales and marketing	$7,025	66%	$11,111	119%	$(4,086)	(37)%
Product development and support	2,896	27	4,010	43	(1,114)	(28)
General and administrative	6,444	60	3,264	35	3,180	97
Amortization of purchased intangibles	777	7	119	1	658	553

(1)	The amounts included in the three months ended March 31, 2006 reflect the adoption of SFAS 123R. In accordance with the modified prospective transition method, our unaudited condensed consolidated statements of income for the prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Notes 2 and 3 of Notes to Unaudited Consolidated Financial Statements.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended was $7.0 million or 66% of revenues compared to $11.1 million or 104% of revenues for the comparable period in 2005. The decrease of $4.1 million in selling and marketing expenses was primarily due to a decrease of $404,000 in contract labor, a decrease of $452,000 for facilities and depreciation offset by an increase of $1.3 million in personnel-related expenses relating to increased compensation levels and a decrease of $3.2 million for stock-based compensation expense.

In addition, in April 2005, we released and accelerated vesting on 341,357 shares of common stock, formerly held in escrow, to the former CTSG shareholders upon the fulfillment of certain milestones. As a result of such vesting, we realized a stock compensation charge of approximately $3.0 million during the year ended December 31, 2005. In the event that the sum of the gross proceeds from the sale of all shares sold by the former CTSG stockholders prior to March 15, 2006, plus the total value of the unsold shares was less than an aggregate of $1.8 million (such difference, the “Pro-Rata Shortfall”), then we were obligated to pay the former CTSG stockholders an amount equal to the Pro-Rata Shortfall. On March 16, 2006, we made cash payments to the shareholders in the aggregate amount of $745,756 which resulted in an incremental expense of $165,000 during the three months ended March 31, 2006.

Product Development and Support Expenses. Product development and support expenses for the three months ended were $2.9 million or 27% of revenues compared to $4.0 million or 38% of revenues for the comparable period in 2005. The decrease of $1.1 million resulted primarily from a $567,000 in personnel and related costs associated with a decrease in headcount.

General and Administrative Expenses. General and administrative expenses increased to $6.4 million, or 60% of revenue for the three months ended March 31, 2006 from $3.3 million or 31% of revenues in 2005. The increase of $3.1 million resulted primarily from an increase of $726,000 in personnel-related expenses attributed to an increase in headcount as well as increased cash compensation levels, an increase of $558,000 for facilities and communication expenses, an increase of $803,000 relating to other professional fees relating to accounting and Sarbanes-Oxley Act of 2002 compliance efforts, an increase of $279,000 in depreciation expense and increase in stock-based compensation expense of $286,000. We also recorded an increase of $420,000 related to operating leases of data servers and license expense.

Amortization of purchased intangibles. Amortization of purchased intangibles expense for the three months ended March 31, 2006 and 2005 was $777,000 and $119,000, respectively.

Stock-Based Compensation Expense

The following table presents details of stock-based compensation expense that is included in each functional line item above:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Sales and marketing	$490	$3,719
Product development and support	222	126
General and administrative	621	220

	$1,333	$4,065

The adoption of SFAS 123R will continue to have a significant adverse impact on our reported results of operations, although it will have no impact on our overall financial position or cash flow. The amount of unearned stock-based compensation currently estimated to be expensed in the period of 2006 through 2010 related to unvested share-based payment award at March 31, 2006 is approximately $5.7 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 8.5 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

Liquidity and Capital Resources

We have historically funded our operations principally through sales of equity securities. In December 2003, we completed our initial public offering and received net proceeds of $36.1 million. In July 2004, we sold 2.5 million shares of our common stock in a private placement at a price of $8.00 per share for net proceeds of $18.5 million. In December 2004, we sold 2.5 million shares of our common stock in a private placement at a price of $7.00 per share for net proceeds of $16.3 million. In December 2005, we sold 4.5 million shares of our common stock in a private placement at a price of $3.00 per share for gross proceeds of $13.5 million. In connection therewith, we issued warrants to purchase 1.8 million shares of our common stock at an exercise price of $3.50 per share.

Working Capital and Cash and Marketable Securities. The following table presents working capital and cash and marketable securities.

	March 31, 2006	December 31, 2005	(Decrease)
	(in thousands)
Working capital	$14,170	$20,081	$(5,911)

Cash and cash equivalents	$9,426	$19,612	$(10,186)
Short-term marketable securities	18,003	21,869	(3,866)

	$27,429	$41,481	$(14,052)

Cash Flows

Operating Activities

Our net cash used in operating activities was $13.6 million for the three months ended March 31, 2006 compared to $9.6 million for the three months ended March 31, 2005. For the first quarter of 2006 the net loss of $9.2 million included certain non-cash expenses totaling $2.9 million, including a reduction of $234,000 for bad debt expense, $1.4 million in depreciation and amortization expenses $1.3 million as stock-based compensation expense and $415,000 as impairment of software development costs. In addition, cash used in operating activities included an increase of $1.6 million in accounts receivable, a decrease of $607,000 in accounts payable and accrued expenses, a decrease of $6.0 million in donations payables, a decrease of $78,000 in accrued employee benefits and $20,000 decrease for deferred rent, offset by an increase of $583,000 in deferred revenue.

Our net cash used in operating activities for the three month period ended March 31, 2005 was $9.6 million resulting primarily from the $11.7 million loss for the period, a decrease of $1.7 million in accounts payable and accrued expenses, a decrease of $2.0 million in donations payable to customers offset by an increase of $466,000 million in accounts receivables, a $564,000 million increase in accrued salaries and an increase of $572,000 million for deferred revenue, net of customer deposits.

At March 31, 2006, we had working capital of $14.1 million, compared to working capital of $20.1 million at December 31, 2005. This decrease was primarily a result of by cash used in operating activities partially offset by the financings described above.

At March 31, 2006, we had trade accounts receivable of $7.8 million. This compares to $6.0 million in trade accounts receivable at December 31, 2005. The level of trade accounts receivable at March 31, 2006 and 2005 represented approximately 67 and 58 days of revenues, respectively. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volumes and due to quarterly variations in donations processed and timing of implementation of services and receipts from large customers and the timing of contract payments.

Investing Activities

Net cash provided by investing activities was $3.5 million for the three months ended March 31, 2006. This was primarily the result of the sale of $5.7 million of marketable securities, offset by the purchase of $1.9 million of marketable securities, purchases of $84,000 of property and equipment, additions of $368,000 to software development costs and $109,000 decrease in other assets.

Net cash provided by investing activities was $4.9 million for the three months ended March 31, 2005. This was primarily the result of the sale of $7.8 million of marketable securities, partially offset by the purchase of marketable securities of $1.5 million, purchases of property and equipment of $0.7 million and acquisition and other costs of $0.6 million.

Financing Activities

During the three months ended March 31, 2006, net cash used by financing activities was $81,000. This was primarily the result of proceeds from the exercise of stock options and from the issuance of common stock under our Employee Stock Purchase Plan of $108,000 offset by payments under financing arrangements of $189,000. Net cash provided by financing activities was $192,000 for the three months ended March 31, 2005. This primarily resulted from exercise of stock options.

We believe that our cash, cash equivalents and short-term investments will be sufficient to meet our planned working capital requirements and contractual commitments for at least the next 12 months.

If we are unable to increase our revenues and substantially decrease our expenses, we will need to raise additional funds to finance our future capital needs. We may need additional financing earlier than we anticipate. If we raise additional funds through the sale of equity or convertible debt securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities, which have rights, preferences and privileges senior to our common stock. We cannot assure you that we will be able to raise additional funds on terms favorable to us or at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs. This may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As reported in our 2005 Form 10-K, management concluded that as of December 31, 2005, certain deficiencies in our internal controls related to revenue recognition, our acquisition processes and our financial close processes constituted “material weaknesses” within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2.

Management believes that the steps implemented during the three months ended March 31, 2006 have been sufficient to address the internal control deficiency surrounding our acquisition processes, and we concluded that these controls were operating effectively at March 31, 2006. However, management believes that the new internal controls related to revenue accounting and our financial close process must continue to be improved and operate effectively for a sufficient period of time to validate a conclusion that such controls are effective. As of March 31, 2006, management did believe these criteria have been satisfied. As a result, management has concluded that, in light of the failure to confirm remediation of the material weakness related to revenue recognition and our financial close process, our disclosure controls and procedures were not effective as of the end of the fiscal period covered by this report.

Changes in Internal Control over Financial Reporting

Our efforts during the fiscal period covered by this report to remediate the deficiencies in our internal controls include the following:

Revenue Recognition Process

•	We established and filled a full-time position, Revenue/Billing Manager, within the accounting organization which oversees the manual and systematic processes involved in the monthly recording of revenue.

•	We created and implemented revenue recognition templates for each product sold and/or combination of products sold which is utilized by each person in order entry and accounting that is involved in the revenue recognition process.

•	We continued to work with a nationally recognized consulting firm to assist with the configuration and deployment of an integrated accounting system. We made substantial progress in implementing a planning and customer relationship management technology solution, which will include order entry, revenue recognition and all related financial modules. Implementation of this technology is expected to occur in the second half of 2006.

•	We have provided additional training and documentation of our internal pricing policies to our sales, services, and product management personnel.

•	We have implemented a new billing and revenue recognition system. As of March 31, 2006, we were experiencing significant performance problems with the cutover to the new system which created delays in billing.

Acquisition Process

We revised our review process for contingent liabilities associated with acquisitions.

Financial Close Process

We modified of our fixed asset management systems, the related depreciation, amortization and accrued liabilities accounts, provision process, including the reconciliation of certain income tax payable accounts, and the implementation of additional review procedures over the processing of certain journal entries. In addition, we hired a Vice President of Finance to assist us in the development and execution of these controls.

Other than the items noted above, we have made no significant changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2006 that would materially affect, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A.	Risk Factors

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any these known or unknown risks or uncertainties actually occur with material adverse effects on Kintera, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

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

We have experienced operating and net losses in each fiscal quarter since our inception, and as of March 31, 2006, we had an accumulated deficit of $104.0 million. We incurred net losses of $9.3 million for the three months ended March 31, 2006 and $11.7 million for the three months ended March 31, 2005. We will need to increase revenues and reduce operating expenses to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We may also fail to accurately estimate our increased operating expenses as we grow. If our operating expenses exceed our expectations, our financial performance will be adversely affected. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

Our operating results have fluctuated and may fluctuate significantly, and these fluctuations may cause our stock price to fall.

Our operating results have varied significantly in the past and will likely vary in the future as the result of fluctuations in our revenues and operating expenses. For example, our revenues increased to $10.7 million for the three months ended March 31, 2006, from $9.3 million for the three months ended March 31, 2005 and our net loss decreased to $9.3 million for the three months ended March 31, 2006, from $11.7 million for the three months ended March 31, 2005. Although we have reviewed and implemented plans to help reduce our overall operating expenses and will continue to do so, operating expenses may increase in the future as we expand and hire additional personnel. Our revenues in any period depend substantially on monthly service fees, on the number and size of donations that we process in that period for customer sponsored fundraising events and on the sale and licensing of our software products. In addition, the number and size of transactions we process tends to be seasonal, with the first calendar quarter representing the seasonal low for non-profit fundraising. As a result, it is possible that in some future periods, our revenues may not meet our expectations or, due to our increased expense levels, our results of operations may be below the expectations of current or potential investors. If this occurs, the price of our common stock may decline.

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

Acquisitions also frequently result in recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our operating results. We may issue common stock that would dilute our current stockholders’ ownership and incur debt and other costs in connection with future acquisitions which may cause our quarterly operating results to vary significantly. As a result, if we fail to properly evaluate and execute acquisitions or investments, we may not achieve the anticipated benefits of any such acquisition, and we may incur costs in excess of what we anticipate.

If we are not able to manage our growth effectively, we may not become profitable.

Since commencing operations in 2000, we have experienced significant growth, and we anticipate that expansion will continue to be required to address potential market opportunities. There can be no assurance that our infrastructure will be sufficiently scalable to manage our experienced growth and any future projected growth. For example, our anticipated growth will result in a significant increase in the volume of transactions handled by our payment processing system. If we are unable to sufficiently enhance and improve this system to handle this increased volume, our profitability and growth may suffer. In addition, to execute our anticipated growth successfully, we must attract and retain qualified personnel and manage and train them effectively. There also can be no assurance that if we continue to expand our operations, management will be effective in expanding our physical facilities or that our systems, procedures or controls will be adequate to support such expansion. Our inability to manage our growth may harm our business.

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

Our success and ability to compete depend in part on our internally developed technology and software applications. We rely on patent, trademark, copyright and trade secret laws and restrictions in the United States and other jurisdictions, together with contractual restrictions on our employees, strategic partners and customers, to protect our proprietary rights. Any of our trademarks may be challenged by others or invalidated through administrative process or litigation. As of March 31, 2006, we have three issued patents and 19 pending patent applications in the United States. We may not be successful in obtaining these patents and we may be unable to obtain additional patent protection in the future. In addition, any issued patents may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our solution is available. As a result, we cannot assure you that our means of protecting our proprietary rights will be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our revenues and prospects for growth.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our common stock price may fluctuate substantially, and your investment could suffer a decline in value.

The market price of our common stock may be volatile and could fluctuate substantially due to many factors, including:

•	actual or anticipated fluctuations in our results of operations;

•	the introduction of new products or services, or product or service enhancements by us or our competitors;

•	developments with respect to our or our competitors’ intellectual property rights;

•	announcements of significant acquisitions or other agreements by us or our competitors;

•	our sale of common stock or other securities in the future;

•	the trading volume of our common stock;

•	conditions and trends in the nonprofit industry;

•	changes in our pricing policies or the pricing policies of our competitors;

•	changes in the estimation of the future size and growth of our markets; and

•	general economic conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

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

As described in Item 4 of this Report, we identified several material weaknesses in our control over financial reporting in connection with the audit of our financial statements for the year ended December 31, 2005. Management believes that the new internal controls related to revenue accounting and our financial close process must continue to be improved and operate effectively for a sufficient period of time to validate a conclusion that such controls are effective. As a result, management has concluded that our disclosure controls and procedures were not effective as of March 31, 2006. We have implemented, and continue to implement, actions to address these weaknesses and to enhance the reliability and effectiveness of our internal controls and operations; however, we cannot assure you that the measures we have taken to date or any future measures will remediate the material weaknesses discussed in this Report.

In addition, from time to time we acquire businesses which could have limited infrastructure and systems of internal controls. Performing assessments of internal controls, implementing necessary changes, and maintaining an effective internal controls process is costly and requires considerable management attention, particularly in the case of newly acquired entities. Internal control systems are designed in part upon assumptions about the likelihood of future events, and all such systems, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

We also cannot assure you that we will implement and maintain adequate controls over our financial processes and reporting in the future or that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Changes in, or interpretations of, accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges or require us to change our compensation policies.

Accounting methods and policies, including policies governing revenue recognition, expenses, accounting for stock options and in-process research and development costs are subject to further review, interpretation and guidance from relevant accounting authorities, including the Securities and Exchange Commission. Changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this report.

For example, effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), which requires us to treat the fair value of stock options granted to employees as an expense. Prior to January 1, 2006, we were generally not required to record compensation expense in connection with stock option grants to employees, and we have relied heavily on stock options to motivate existing employees and attract new employees. The change had a significant impact on our results of operations for the three months ended March 31, 2006. The specific impact of the new standard in future periods, however, cannot be predicted at this time because it will depend on levels of stock options or other share-based payments granted and the possible variability in the valuation assumptions used in the future. The requirement to expense the fair value of stock option grants may reduce the attractiveness of granting stock options. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees.

Any other subsequent changes in the accounting rules applicable to us may also have an adverse effect on our results of operations.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description of Document

2.4 (1)	Agreement and Plan of Merger and Reorganization by and among the Registrant, Sunday Acquisition Corporation, Carol/Trevelyan Strategy Group, Inc. and Dan Carol, Stryder Thompkins, Greg Nelson and Stuart Trevelyan

3.2 (2)	Amended and Restated Certificate of Incorporation of the Registrant

3.4 (2)	Amended and Restated Bylaws of the Registrant

3.5 (3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock of Kintera, Inc.

Exhibit Number	Description of Document

4.1 (4)	Specimen Common Stock Certificate

4.2 (3)	Rights Agreement, dated as of January 25, 2006, between the Registration and U.S. Stock Transfer Corp.

10.1	Employment offer letter by and between the Registrant and Richard LaBarbara, dated February 13, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed on Current Report on Form 8-K/A on November 3, 2005.

(2)	Filed with Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-109169) dated November 4, 2003.

(3)	Filed on Current Report on Form 8-K on January 25, 2006.

(4)	Filed with Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-109169) dated December 10, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINTERA, INC.

By:	/s/ RICHARD DAVIDSON
Richard Davidson
Chief Financial Officer

Date: May 12, 2006