Form 10-Q
period 2006-06-30
KINTERA INC
filed 2006-08-09
CIK 1117119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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

As of August 2, 2006 there were 36,231,563 shares of the registrant’s common stock outstanding.

KINTERA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KINTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$8,513	$19,612
Marketable securities	11,072	21,869
Accounts receivable, net of allowance for doubtful accounts of $1,118 and $1,382 at June 30, 2006 and December 31, 2005	10,418	5,984
Prepaid expenses and other current assets	1,178	1,689

Total current assets	31,181	49,154

Property and equipment, net	2,813	3,505
Software development costs, net	2,162	2,418
Other assets	144	245
Intangible assets, net	9,094	10,647
Goodwill	12,017	11,703

Total assets	$57,411	$77,672

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$1,618	$1,880
Accrued expenses	938	1,128
Accrued employee benefits	2,066	2,410
Donations payable	3,851	11,288
Short-term notes payable	199	—
Deferred revenue	12,913	11,915

Total current liabilities	21,585	28,621
Deferred rent and other	75	111

Total liabilities	21,660	28,732

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value, authorized 60,000,000 shares authorized, 36,231,563 and 36,251,794 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	36	36
Additional paid-in capital	147,019	147,824
Deferred compensation	—	(3,874)
Accumulated other comprehensive loss	(48)	(77)
Accumulated deficit	(111,256)	(94,969)

Total stockholders’ equity	35,751	48,940

Total liabilities and stockholders’ equity	$57,411	$77,672

See accompanying notes to unaudited condensed consolidated financial statements.

KINTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenue	$12,809	$10,430	$23,469	$19,764
Cost of revenue	3,537	2,359	6,652	5,089

Gross profit	9,272	8,071	16,817	14,675

Operating expenses:
Sales and marketing	6,653	9,440	13,678	20,551
Product development and support	2,329	4,423	5,225	8,433
General and administrative	6,695	3,493	13,139	6,757
Amortization of purchased intangibles	776	938	1,553	1,057

Total operating expenses	16,453	18,294	33,595	36,798

Operating loss	(7,181)	(10,223)	(16,778)	(22,123)

Other income (expense):
Interest income (expense) and other, net	175	139	491	365

Net loss	$(7,006)	$(10,084)	$(16,287)	$(21,758)

Loss per common share - basic and diluted	$(0.20)	$(0.33)	$(0.46)	$(0.72)

Weighted average common shares outstanding	35,723	30,382	35,618	30,079

The amounts included in the three and six months ended June 30, 2006, reflect the adoption of Statement of Financial Accounting Standards No. 123, Share-Based Payment (revised 2004) (“SFAS 123(R)”), effective January 1, 2006.

See accompanying notes to unaudited condensed consolidated financial statements.

KINTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net loss	$(16,287)	$(21,758)
Adjustments to reconcile loss to net cash used in operating activities:
Bad debt expense	(313)	515
Depreciation	855	864
Amortization of software development costs	474	234
Amortization of intangible assets	1,553	1,657
Amortization of premium on securities	29	—
Stock-based compensation	2,506	4,962
Impairment of software development costs	415	—
Compensation expense recorded for forgiveness of employee notes receivable	68	—
Changes in assets and liabilities:
Accounts receivable	(4,121)	(2,752)
Prepaid expense and other current assets	1,020	511
Accounts payable and accrued expenses	(449)	(816)
Accrued employee benefits	(344)	652
Donations payable to customers	(7,437)	(3,053)
Deferred revenue	998	3,195
Deferred rent	(36)	63

Cash used in operating activities	(21,069)	(15,726)

INVESTING ACTIVITIES
Purchase of marketable securities	(3,745)	(6,990)
Sales and maturities of marketable securities	14,541	21,609
Acquisition costs, net of cash acquired	—	(321)
Purchase of property and equipment	(163)	(2,245)
Additions to software development costs	(633)	(513)
Other assets	101	(79)

Cash provided by investing activities	10,101	11,461

FINANCING ACTIVITIES
Payment under financing arrangement	(381)	(7)
Notes payable	—	(78)
Proceeds from issuance of common stock under employee stock option and purchase plans	250	523

Cash (used in) provided by financing activities	(131)	438

Net decrease in cash and cash equivalents	(11,099)	(3,827)

Cash and cash equivalents, beginning of period	19,612	20,862

Cash and cash equivalents, end of period	$8,513	$17,035

Supplemental disclosure of cash flow information:

Cash paid for interest	$16	$—

Supplemental disclosure for non-cash investing and financing activities:
Value of shares released from escrow in connection with contingent consideration	$313	$—
Unrealized gain (loss) on investments	(29)	(23)
Issuance of common stock and options for acquisition	—	655

See accompanying notes to unaudited condensed consolidated financial statements.

Kintera, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in Accounting Principles Board (“APB”) Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board (“FASB”). Consequently, the Company has not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of the Company’s financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto presented in the Company’s 2005 Annual Report on Form 10-K. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

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

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company limits its exposure to credit loss by placing its cash and cash equivalents and investments with high credit quality financial institutions. In general, the Company does not require collateral on its arrangements with customers. The Company has accounts receivable related to upfront and monthly maintenance fees as well as service and licensing fees which typically provide for credit terms of 30-60 days. The Company provides reserves against accounts receivable for estimated losses that may result from customers’ inability to pay. The amount of the reserve is determined by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ industry, historical losses and changes in customer creditworthiness.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposable of Long-Lived Assets, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company recorded impairment losses of $0 and $415 on software development costs for the three and six months ended June 30, 2006 relating to terminated projects identified. There were no impairment losses recorded on its long-lived assets used in operations for the three and six months ended June 30, 2005.

Impairment of Goodwill

Goodwill is generally evaluated for potential impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that goodwill might be impaired, by comparing the fair value of a reporting unit to its carrying value, including recorded goodwill. If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of goodwill to its carrying value, and any impairment determined would be recorded in the current period. To date there has been no impairment of the Company’s recorded goodwill.

Revenue Recognition

The Company derives revenue from fees paid by nonprofit organizations related to the use of Kintera Sphere as well as from the Company’s service offerings for wealth profiling and screening, advocacy campaigns and directed giving, from licenses of the Company’s prepackaged accounting software and from multiple element arrangements that may include any combination of these items.

For arrangements with multiple elements, revenue is allocated to each element of the transaction based upon its fair value. Fair value for all elements of an arrangement is determined when the delivered items have value to the customer on a stand-alone basis, evidence of the fair value of the undelivered items exists based on the price of regular sales on a stand-alone basis, and delivery or performance of the undelivered items is considered probable and substantially in our control. Items are considered to have stand-alone value if the Company has sold that item separately on a regular basis in the past. When the fair value of a delivered element has not been established or the Company is unable to establish stand-alone value, as currently is the case for the upfront payments for activation, maintenance, and use of Kintera Sphere, the revenue for the elements are recognized on a straight-line basis over the entire term of the contract.

To date, the arrangements that contain multiple elements have been contracts that include upfront payments for activation fees received, data screening arrangements, monthly fees for the maintenance and use of the Company’s software and transaction fees tied to the donations and purchases that are processed. Revenue associated with the upfront payments is deferred and recognized on a straight-line basis over the entire term of the contract which generally ranges from twelve to thirty-six months. Revenue related to monthly maintenance and transaction fees for donations made through the website are recognized as services are provided. Credit card fees directly associated with processing customer donations and billed to customers are excluded from revenues in accordance with FASB Emerging Issues Task Force (“EITF”) consensus on Issue 99-19, Reporting Revenue Gross as a Principal verses Net as an Agent.

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

Revenue from software licenses and related services is recognized in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-4. For other offerings, the Company follows Staff Accounting Bulletin No. 104, Revenue Recognition.” The Company recognizes revenue when persuasive evidence of an arrangement exists, the product has been shipped or the service has been performed or, in the case of certain agreements, when the products are delivered to resellers, the fee is fixed or determinable and collectibility is probable. Consulting services are recognized separately from the software license and database as well as post contract support as they have value to the customer on a stand-alone basis and there is a vendor-specific objective evidence (“VSOE”) of fair value for each of the remaining deliverables. VSOE of fair value is based on the normal pricing practices for those products and services when sold separately by the Company and customer renewal rates for post-contract support services. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. The Company offers technical support plans and recognizes support revenue over the life of the plan. For arrangements where undelivered services are essential to the functionality of delivered software, the Company recognizes both the product license revenue and service revenue under the percentage of completion contract method in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. To date, license and service revenues recognized pursuant to SOP 81-1 have not been significant.

In accordance with EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product, the Company accounts for cash consideration (such as sales incentives) that is given to customers or resellers as a reduction of revenue rather than as an operating expense unless the Company receives a benefit that can be identified and for which the fair value can be reasonably estimated.

Software licenses are sold together with consulting services in the wealth profiling, advocacy campaign businesses and Fundware software products. When this occurs, license fees are recognized upon delivery provided that the revenue recognition criteria discussed above are met. The more significant factors considered in determining whether revenue should be accounted for separately include nature of the services (i.e. consideration whether services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Payment of the license fees is not dependent upon the performance of the services, and the services do not provide significant customization or modification of the software products and are not essential to the functionality of the software that was delivered. For arrangements with services that are essential to the functionality of the software, the license and related service revenue are recognized upon completion of the delivery of the license and the services with the residual method utilized for the remaining elements in the contract.

If at the outset of an arrangement it is determined that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due. If at the outset of an arrangement it is determined that collectibility is not probable, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment.

Revenue from post-contract customer support services, such as software maintenance, is recognized on a straight-line basis over the term of the support period. The majority of software maintenance agreements provide technical support as well as unspecified software product upgrades and releases when and if made available during the term of the support period.

The Company enters into transactions that exchange either advertising for advertising (“Advertising Barter”) or advertising for other products and services (“Non-advertising Barter”). Advertising Barter transactions are recorded at the lesser of estimated fair value of the advertising received or given in accordance with the provisions of EITF Issue No. 99-17, Accounting for Barter Transactions. Revenue from Advertising Barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Revenue for Non-advertising Barter transactions are recognized at the estimated fair value when the advertising spots under such contracts are either used by or sold to third parties. During the three and six months ended June 30, 2006 and 2005, the Company recognized approximately $164 and $376, and $307 and $564, respectively, of revenue in connection with advertising.

Software Development Costs

The Company accounts for Internal Use Software Development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). In accordance with SOP 98-1, costs to develop internal use computer software during the application development stage are capitalized. Internal use capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in depreciation and amortization. The Company reviews the software that has been capitalized for impairment on an annual basis, or more frequently when events or changes in circumstances indicate that software might be impaired. For the three and six months ended June 30, 2006 and 2005, the Company recognized impairment losses of $0 and $141 and $200 and $200, respectively, for projects terminated during those periods. The impairment losses are included in operating expenses in the accompanying statement of operations.

The Company accounts for the development cost of software that is marketed to customers in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). All costs incurred prior to the resolution of unproven functionality and features, including new technologies, are expensed as research and development. After the uncertainties have been tested and the development issues have been resolved and technological feasibility is achieved, subsequent direct costs such as coding, debugging and testing are capitalized. Capitalized costs of software to be sold, licensed or otherwise marketed are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in depreciation and amortization. The Company reviews the software that has been capitalized for impairment on an annual basis, or more frequently when events or changes in circumstances indicate that software might be impaired. For the three and six months ended June 30, 2006 and 2005, the Company recognized impairment losses of $0 and $274 and $0 and $0, respectively, for projects terminated during those periods. The impairment losses are included in cost of revenue in the accompanying statement of operations.

Capitalized Software Development Costs

The following table summarizes the total amount of capitalized software for the three and six months ended June 30, 2006 and 2005, respectively.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
SOP 98-1
Software Development Costs	$—	$20	$—	$(122)
SFAS 86
Costs of Computer Software to be Sold, Leased or Otherwise Marketed	$282	$521	$634	$635

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for employee stock option plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. Under APB No. 25, generally no compensation expense was recorded when the terms of the award were fixed and the exercise price of the employee stock option equaled or exceeded the fair value of the underlying stock on the date of the grant. Additionally, in periods prior to January 1, 2006, the Company followed the disclosure-only requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) which allowed entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS 123 had been applied to these transactions.

Effective January 1, 2006, the Company adopted SFAS No. 123, Share-Based Payment (revised 2004) (“SFAS 123(R)”) and related interpretations which superseded APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods.

Prior to the adoption of SFAS 123(R), the Company accounted for share-based payment awards to employees in accordance with APB 25 and related interpretations, and had adopted the disclosure-only alternative of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In accordance with APB 25, stock-based compensation expense was not recorded in connection with share-based payment awards granted with exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant, unless certain modifications were subsequently made. The Company recorded deferred compensation in connection with stock options granted, as well as stock options assumed in acquisitions, with exercise prices less than the fair market value of the common stock on the date of grant or assumption in the case of acquisitions. The amount of such deferred compensation per share was equal to the excess of the fair market value over the exercise price on such date. Recorded deferred compensation was recognized as stock-based compensation expense ratably over the applicable vesting periods. In accordance with the provisions of SFAS 123(R), all deferred compensation previously recorded and unamortized as of January 1, 2006 has been eliminated with a corresponding reduction in additional paid in capital. The expense associated with such unamortized deferred compensation balances is included as a component of the expense recognized in accordance with FAS 123(R) beginning January 1, 2006.

Comprehensive Income (Loss)

Comprehensive loss is the total of net loss and all other non-owner changes in stockholders’ equity. The Company’s other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale investments and foreign currency translation. The components of comprehensive income (loss) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net loss	$(7,006)	$(10,084)	$(16,287)	$(21,758)
Other comprehensive income (loss)
Change in unrealized gain (loss) on investments	45	83	29	60

Total comprehensive (loss)	$(6,961)	$(10,001)	$(16,258)	$(21,698)

Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”), basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Potentially dilutive securities are not considered in the calculation of net loss per common share, as their inclusion would be anti-dilutive.

In accordance with SAB No. 98, Common Shares Issued for Nominal Consideration (“SAB 98”) these shares, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(7,006)	$(10,084)	$(16,287)	$(21,758)
Denominator—Basic and Diluted:
Weighted average common shares	36,409,455	31,474,202	36,356,869	31,339,226
Less: Weighted Average shares subject to repurchase	(685,968)	(1,092,462)	(738,683)	(1,260,100)

Denominator	35,723,487	30,381,740	35,618,186	30,079,126

Basic and Diluted net loss per share	$(0.20)	$(0.33)	$(0.46)	$(0.72)

The following table summarizes weighted average potential common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive:

	Six Months Ended June 30,
Common Stock Equivalents	2006	2005
Common stock subject to repurchase	395,065	1,171,721
Options to purchase common stock	7,054,597	5,645,740
Warrants to purchase common stock	1,820,000	20,000

Total	9,269,662	6,837,461

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

Contingent Consideration

In connection with certain of the Company’s acquisitions, if certain future internal performance goals are later satisfied, the aggregate consideration for the respective acquisition may be increased. Such additional consideration, if earned, will be paid in the form of additional shares of the Company’s common stock, which were reserved for that purpose. Any additional consideration paid will be allocated between goodwill and stock-based compensation expense. The measurement, recognition and allocation of contingent consideration is accounted for using the following principles:

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

Amount Allocated to Goodwill

In accordance with EITF No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (“EITF 95-8”) and FIN 44, the portion of additional consideration issuable to holders of unrestricted common stock and fully vested options as of the acquisition date is recorded as additional purchase price, as the consideration is unrelated to continuing employment with the Company. Such portion is allocated to goodwill. The Company recorded $189 and $313 in additional contingent consideration in goodwill during the three and six months ended June 30, 2006 relating to earnout provisions for prior acquisitions as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
Common Stock Equivalents	2006	2006
Prospect Information Network acquired in February 2004	$—	$124
Giving Capital Network acquired in September 2004	189	189

Total	$189	$313

No contingent consideration was earned during the three and six months ended June 30, 2005.

2. Employee Benefit Plans

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

The 2004 Equity Incentive Plan (Fundware) (“2004 Plan”) was adopted by the Company in December 2004 and provides for stock awards as an inducement for an individual to enter into service with the Company. The maximum number of awards which may be granted under the 2004 Plan is 500,000 shares and the maximum term of any option granted under the 2004 Plan is ten years.

Options granted under the 2004 Plan and 2003 Plan become vested and exercisable at such times or upon such events and subject to such terms, conditions, performance criteria or restrictions as specified by the Compensation Committee of the Board of Directors. At June 30, 2006, approximately 1,167,000 shares remained available for future grant under the Plans.

In May 2006 the Board of Directors approved the Kintera Stock Option Exchange Program whereby eligible employees were offered the opportunity to exchange certain vested options to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), with an exercise price per share greater than $7.00, that were outstanding under the 2000 Plan, the 2003 Plan and the 2004 Plan (the “Eligible Options”). In exchange for the Eligible Options, tendering option holders received new options (the “Replacement Options”) to purchase shares of common stock. The Replacement Options were issued under the 2003 Plan. The number of shares subject to a Replacement Option were the same number of vested shares of common stock that an eligible employee tendered pursuant to a current option. All Replacement Options were granted with an exercise price equal to 115% of the closing price of the Company’s common stock on June 30, 2006. Each Replacement Option was entirely unvested on the grant date and vests pro-rata on a daily basis over the two-year period beginning June 30, 2006. Each Replacement Option maintained the original term and expiration date of the current option which was cancelled in exchange for the Replacement Option.

The offering period began on May 31, 2006 and expired at 5:00 p.m., Pacific time, on June 28, 2006. Pursuant to the offer, the Company accepted for exchange options to purchase an aggregate of 687,164 shares of common stock, representing approximately 72% of the options for 958,180 shares that were eligible to be tendered in the Offer as of May 31, 2006. On June 30, 2006, the Company granted options to purchase a maximum of 687,164 shares of common stock in exchange for such tendered options.

The exchange was accounted for in accordance with the provisions of FAS 123(R) and accordingly the Company will recognize additional compensation cost equal to the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified with such additional compensation cost being recorded over the two year vesting period of the modified award.

Stock Incentive Plan Information

Option activity under the Company’s stock incentive plans during the six months ended June 30, 2006 is set forth below:

	Option Price Per Share	Number of Shares	Weighted Average Exercise Price
Shares under option at December 31, 2005	$0.06- $16.94	7,036,693	$4.48
Granted	$1.00- $2.85	1,735,914	2.12
Exercised	$0.06- $2.00	(129,663)	0.92
Cancelled	$0.80- $16.94	(1,966,710)	5.84

Shares under option at June 30, 2006		6,676,234	$3.53

The aggregate intrinsic value for shares outstanding as of June 30, 2006, was $468 and the aggregate intrinsic value for shares exercised during the six months ended June 30, 2006, was $162 representing the total pre-tax intrinsic value, based on the Company’s closing stock price of $1.95 per share as of June 30, 2006. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2006 and 2005 was $1.53 and $3.47 per share, respectively.

	Options outstanding			Options vested
Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number of options vested	Weighted average exercise price
$0.06-$2.00	1,436,948	7.12	$1.65	933,464	$1.67
$2.13-$2.57	2,116,378	9.00	2.41	2,530	2.36
$2.58-$2.92	1,113,336	8.60	2.87	786,313	2.90
$2.93-$6.54	813,132	8.91	4.05	106,436	4.05
$6.55-$16.19	1,193,620	8.16	8.02	730,125	8.16
$16.67-$16.67	2,820	7.75	16.67	2,820	7.75

	6,676,234	8.37	$3.53	2,561,688	$4.00

Employee Stock Purchase Plan

Under the 2003 Employee Stock Purchase Plan (the “ESPP”), the Company may issue up to 1,000,000 shares of common stock to eligible employees who elect to participate in the plan. The participating employees will obtain a purchase right in shares of the Company’s common stock at the lower of 85% of the common stock closing price on the first day of the offering period or 85% of the common stock closing price on the purchase date. The offering period’s durations are six months in length and begin on May 1 and November 1 of each year. At June 30, 2006, there were 1,367,000 shares available for future issuance under this plan. The Company issued 67,000 shares under this plan during the six months ended June 30, 2006. The Company recognized as stock-based compensation expense approximately $20 as the fair value of the potential shares to be purchased under this plan during the six months ended June 30, 2006.

Stock-Based Compensation Expense

The following table presents details of stock-based compensation expense by functional line item based on the fair value provisions of SFAS 123(R) for the three and six months ended June 30, 2006 and based on the provision of APB 25 for the three and six months ended June 30, 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006 (1)	2005	2006 (1)	2005
Sales and marketing	$502	$225	$992	$3,944
Product development and support	139	393	361	519
General and administrative	532	254	1,153	474

	$1,173	$872	$2,506	$4,937

(1)	The amounts included in the three and six months ended June 30, 2006 reflect the adoption of SFAS 123(R).

The fair value of each option grant was estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following assumptions:

	Stock Options		Stock Purchase Rights
For the six months ended June 30,	2006	2005	2006	2005
Risk-free interest rate	4.55% - 5.10%	4.2%	4.63%	4.2%
Expected term (years)	4.53 years - 6 years	5 years	0.5 years	0.5 years
Expected volatility	70% - 75%	73% - 80%	54%	47%
Dividend yield	0%	0%	0%	0%

With the adoption of SFAS 123(R) on January 1, 2006, the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company utilizes the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates. The Company uses an expected stock-price volatility assumption that is primarily based on historical realized volatility of the underlying stock during a period of time. For stock option grants issued during the six months ended June 30, 2006, the Company used an expected stock-price volatility of 75%. With regard to the weighted-average option life assumption, the Company evaluates the exercise behavior of past grants as a basis to predict future activity. For stock option grants issued during the six months ended June 30, 2006, the Company used a weighted-average expected option life assumption of 6 years.

Prior to the Company’s adoption of SFAS 123(R), SFAS 123 required that the Company provide pro forma information regarding net income and net earnings per common share as if compensation cost for the Company’s stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, requiring quarterly SFAS 123 pro forma disclosure. The pro forma charge for compensation cost related to stock-based awards granted was recognized over the vesting period. The following table illustrates the effect on net loss and loss per common share as if the fair value method had been applied to all outstanding awards for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss – as reported	$(10,084)	$(21,758)
Add: Stock-based employee compensation expense included in reported net loss	886	2,010
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,867)	(4,257)

Pro forma net loss	$(11,065)	$(24,005)

Net loss per share:
Basic and diluted – as reported	$(0.33)	$(0.72)

Basic and diluted – pro forma	$(0.36)	$(0.80)

3. Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of our operations. As of the date of this Quarterly Report on Form 10-Q, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, operating results or cash flows.

4. Subsequent Event

At the annual meeting of stockholders on July 20, 2006, stockholders approved an amendment to the 2003 Equity Incentive Plan to increase by 950,000 the maximum number of shares of common stock that may be issued under the 2003 Plan to a total of 9,550,000 shares.

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

Although our revenue has increased on a year over year basis, we have experienced significant net losses and negative cash flows from operations in each fiscal period since inception, and as of June 30, 2006, we had an accumulated deficit of $111.3 million. Since inception, we have increased our revenue through a combination of factors, including (i) obtaining new customers, (ii) expanding existing customer relationships, (iii) acquiring complementary businesses, (iv) expanding the features of Kintera Sphere, (v) increasing the number and amount of donations we process that result in transaction-based fees and (vi) offering new and improved products and services.

Sources of Revenues

We generate the majority of our revenue from arrangements with nonprofit organizations related to their use of Kintera Sphere to manage their websites, special events and membership, organize individuals, advocate causes, perform wealth screening, raise major gifts, deliver services and programs and execute personalized marketing campaigns. We primarily enter into customer contracts for Kintera Sphere that are one year or more in duration. Our customers pay us upfront fees and monthly service fees for access to Kintera Sphere, and transaction-based fees tied to the donations and purchases we process. Revenue from upfront service fees are deferred and recognized over the entire term of our contracts. Revenue from transaction processing fees are recognized as they are earned. Total online donations processed for the three and six months ended June 30, 2006 were approximately $87.5 million and $139.1 million, respectively, as compared to $53.9 million and $136.2 million, respectively, for the comparable periods of 2005. Revenue from service plan and maintenance associated with Kintera Sphere represented approximately 39% and 42% of our total net revenue for the three and six months ended June 30, 2006, respectively, as compared to 43% and 42%, respectively, for the comparable periods of 2005. Revenue from data and support services represented approximately 16% and 17% of our total net revenue for the three and six months ended June 30, 2006, respectively, as compared to 17% and 18%, respectively, for the comparable periods of 2005. We also enter into service contracts and implementation contracts related to Kintera Sphere that are 12 months or longer in duration.

We also generate revenue from our wealth profiling business, which provides a prospect-screening tool designed for the fundraising community to find, profile, monitor and dynamically rank the wealth in a nonprofit organization’s prospect database. Wealth profiling services are sold in connection with Kintera Sphere as well as on a stand-alone basis. Revenue from the wealth profiling business arise from primarily three sources: (1) Kintera Sphere access or software licensing; (2) post contract support services of the software licenses; and (3) consulting services and related data processing fees.

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

We also generate a significant amount of revenue through our accounting software. Revenue from this operation is derived from perpetual license fees for the accounting software package, as well as related product support, professional services, outsourced payroll services and transaction fees.

Cost of Revenue. Cost of revenue includes salaries, benefits and related expenses of operations and database support and implementation and support services, as well as data costs and amortization of software. Gross profit represents net revenue less the costs of revenue for personnel engaged in database support. Gross profit percentage is highly dependent on contract agreements, donation volume and overhead allocations. We do not believe that historical gross profit margins are a reliable indicator of future gross profit margins. As our service and support costs continue to rise due to increased services activity relative to our other product lines, we anticipate that our overall gross margin will decrease. During the first quarter of 2006, we implemented a new project accounting module that better tracks and records costs associated with each product line and customer. We anticipate this will improve our visibility into the factors that cause margin fluctuations and our ability to achieve consistent, sustainable gross margins for each of our major revenue sources.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, compensation expense associated with the adoption of SFAS 123(R), benefits and related expenses of personnel engaged in selling, marketing and customer support functions, as well as public relations, advertising and promotional costs.

Product Development and Support Expenses. Product development and support expenses consist primarily of salaries, and related costs of employees engaged in engineering, development and quality assurance activities, compensation expense associated with the adoption of SFAS 123(R), subcontracting costs and facilities expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, compensation expense associated with the adoption of SFAS 123(R), depreciation, legal and other professional fees, facilities and communication expenses and information technology expenditures. During the six months ended June 30, 2006, we have incurred a significant amount of outside consultant costs and audit fees to comply with the provisions of the Sarbanes-Oxley Act of 2002 relating to management’s assessment of internal control over financial reporting.

Amortization of Purchased Intangibles Expense. Amortization of purchased intangibles expense (excluding amortization of software recorded in Cost of Revenue) consists of costs associated with the acquired intangibles such as contact list, customer files, etc. that are expensed using the straight-line method over the estimated useful lives of three to five years. In previous quarters these amounts were recorded in sales and marketing, product development and support and general and administrative expenses in the consolidated statements of operations. Management believes that reporting amortization of purchased intangibles expense as a distinct reporting category provides better and more complete disclosure regarding the associated expense. Comparative figures for the three and six months ended June 30, 2005 have been reclassified to conform to the current period’s presentation.

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to the allowance for doubtful accounts, goodwill and intangible assets, income taxes, commitments and accrued liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting policies relating to the following areas to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	revenue recognition;

•	accounting for goodwill and other intangible assets;

•	accounting for software development costs; and

•	accounting for stock-based compensation.

You should refer to our Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 for a discussion of our policies on revenue recognition, accounting for goodwill and other intangible assets, accounting for software development costs, accounting for stock-based compensation and accounting for income taxes. See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the discussion of our revenue recognition policies and Notes 1 and 2 for a discussion of our policies regarding accounting for stock-based compensation.

Results of Operations

Comparison of results for the three and six months ended June 30, 2006 and 2005.

The following table sets forth certain statement of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenue	100%	100%	100%	100%
Cost of revenue	28	23	28	26

Gross profit	72	77	72	74
Operating expenses:
Sales and marketing	52	91	58	104
Product development and support	18	42	22	43
General and administrative	52	33	56	34
Amortization of purchased intangibles	6	9	7	5

Total operating expenses	128	175	143	186
Loss from operations	(56)	(98)	(71)	(112)

Interest income, net	1	1	2	2

Net loss	(55)%	(97)%	(69)%	(110)%

Net Revenue, Cost of Revenue and Gross Profit

The following tables present net revenue, cost of revenue and gross profit for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentage)
Net revenue	$12,809	100%	$10,430	100%	$2,379	23%
Cost of revenue	3,537	28	2,359	23	1,178	50

Gross profit	9,272	72%	8,071	77%	1,201	15%

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentage)
Net revenue	$23,469	100%	$19,764	100%	$3,705	19%
Cost of revenue	6,652	28	5,089	26	1,563	31

Gross profit	16,817	72%	14,675	74%	2,142	15%

The following tables present the components of net revenue for three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentage)
Implementation	$1,528	12%	$1,062	10%	$466	44%
License and subscription	760	6	982	9	(222)	(23)
Service plan and maintenance	5,000	39	4,440	43	560	13
Data and support services	2,068	16	1,752	17	316	18
Transaction and usage	3,453	27	2,194	21	1,259	57

	$12,809	100%	$10,430	100%	$2,379	23%

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentage)
Implementation	$2,967	12%	$1,999	10%	$968	48%
License and subscription	1,424	6	1,819	9	(395)	(22)
Service plan and maintenance	9,816	42	8,230	42	1,586	19
Data and support services	3,916	17	3,551	18	365	10
Transaction and usage	5,346	23	4,165	21	1,181	28

	$23,469	100%	$19,764	100%	$3,705	19%

Net Revenue. Our revenue is generated principally by fees paid by nonprofit organizations related to their use of our software and services. Net revenue is revenue less reductions for discount and provisions for allowances and credit card fees. The preceding tables present net revenue from each of our revenue streams and their respective contribution to the increase in net revenue for the three and six months ended June 30, 2006 and 2005, respectively.

Implementation revenue consists primarily of revenue generated from the implementation services that are performed by our services personnel on behalf of customers. Depending on the nature of the contract, this revenue may have been deferred and amortized over the contract period or may be recognized upon delivery. Net revenue from implementations increased 44% to $1.5 million for the three months ended June 30, 2006 from $1.1 million for the three months ended June 30, 2005. Net revenue from implementations increased 48% to $3.0 million for the six months ended June 30, 2006 from $2.0 million for the six months ended June 30, 2005. This growth was primarily due to the signing of new or expanded customer accounts requiring implementation services.

License and subscription revenue consists primarily of packaged software sales and advertising and access to Masterplanner online content. Net revenue from license and subscriptions decreased 23% to $0.8 million for the three months ended June 30, 2006 from $1.0 million for the three months ended June 30, 2005. Net revenue from license and subscriptions decreased 22% to $1.4 million for the six months ended June 30, 2006 from $1.8 million for the six months ended June 30, 2005. These decreases were due to the discontinuation of our Masterplanner print magazine.

Service plan and maintenance revenue consists primarily of activation, hosting and use of our Kintera Sphere software as a service (“SaaS”) offering as well as software maintenance revenue for our Fundware software installations. Net revenue from service plan and maintenance increased 13% to $5.0 million for the three months ended June 30, 2006 from $4.4 million for the three months ended June 30, 2005. Net revenue from service plan and maintenance increased 19% to $9.8 million for the six months ended June 30, 2006 from $8.2 million for the six months ended June 30, 2005, primarily due to new contract signings for our Sphere platform.

Data and support services revenue consists of delivery of wealth screening data services, professional services and consulting, and billable support services. Net revenue from data and support services increased 18% to $2.1 million for the three months ended June 30, 2006 from $1.8 million for the three months ended June 30, 2005. Net revenue from data and support services increased 10% to $3.9 million for the six months ended June 30, 2006 from $3.6 million for the six months ended June 30, 2005. Revenue growth was limited in this category due to the deferral of revenue for certain contracts with long-term obligations.

Transaction and usage revenue consists of the fees charged for processing of donations and other usage related services such as emails, faxes and other measurable activities. Net revenue from transactions and usage increased 57% to $3.5 million for the three months ended June 30, 2006 from $2.2 million for the three months ended June 30, 2005. Net revenue from transactions and usage increased 28% to $5.3 million for the six months ended June 30, 2006 from $4.2 million for the six months ended June 30, 2005. The increase was driven by a shift in mix from customers paying fixed transaction fees versus per transaction fees.

Cost of Revenue and Gross Profit. Cost of revenue increased 50% to $3.5 million for the three months ended June 30, 2006 from $2.4 million for the three months ended June 30, 2005. Cost of revenue increased 31% to $6.7 million for the six months ended June 30, 2006 from $5.1 million for the six months ended June 30, 2005. These increases were primarily due to increases in staff related costs associated with the delivery of implementation and support services, as well increased data costs associated with our wealth screening business. Gross margins for the three and six months ended June 30, 2006 were 72% and 72%, respectively, as compared with gross margins for the three and six months ended June 30, 2005, of 77% and 74%, respectively.

Operating Expenses

The following tables present sales and marketing, product development and support, general and administrative, and amortization of purchased intangibles expenses for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005
	Amount(1)	% of Net Revenue	Amount	% of Net Revenue	Increase (decrease)	% Change
	(in thousands, except percentage)
Sales and marketing	$6,653	52%	$9,440	91%	$(2,787)	(30)%
Product development and support	2,329	18	4,423	42	(2,094)	(47)
General and administrative	6,695	52	3,493	33	3,202	92
Amortization of purchased intangibles	776	6	938	9	(162)	17

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	Amount(1)	% of Net Revenue	Amount	% of Net Revenue	Increase (decrease)	% Change
	(in thousands, except percentage)
Sales and marketing	$13,678	58%	$20,551	104%	$(6,873)	(33)%
Product development and support	5,225	22	8,433	43	(3,208)	(38)
General and administrative	13,139	56	6,757	34	6,382	94
Amortization of purchased intangibles	1,553	7	1,057	5	496	47

(1)	The amounts included in the and six months ended June 30, 2006 reflect the adoption of SFAS 123(R). In accordance with the modified prospective transition method, our unaudited condensed consolidated statements of income for the prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). See Notes 1 and 2 of Notes to Condensed Consolidated Financial Statements.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30 were $6.7 million or 52% of net revenue compared to $9.4 million or 91% of net revenue for the comparable period in 2005. The decrease of $2.8 million in selling and marketing expenses was primarily due to an increase of $1.3 million in the amount of sales and marketing costs allocated to cost of revenue. The overall decrease also was impacted by a decrease of $0.6 million of advertising and marketing related expenses, a decrease of $0.4 million in travel and travel related expenses, a decrease of $0.3 million for facilities and depreciation and a decrease of $0.2 million in consulting services offset by an increase of $0.3 million for stock-based compensation expense.

Sales and marketing expenses for the six months ended June 30 were $13.7 million or 58% of net revenue compared to $20.6 million or 104% of net revenue for the comparable period in 2005. The decrease of $6.9 million in selling and marketing expenses was primarily due to a decrease of $3.0 million in stock based compensation expense, coupled with an increase of $2.7 million in the amount of sales and marketing costs allocated to cost of revenue. The overall decrease was also impacted by a decrease of $0.9 million of advertising and marketing related expenses, a decrease of $0.6 million for facilities and depreciation expenses and a $0.4 million decrease for facilities and depreciation, offset by an increase of $1.3 million in personnel-related expenses relating to increased compensation levels.

In April 2005, we released and accelerated vesting on 341,357 shares of common stock, formerly held in escrow, to the former CTSG shareholders upon the fulfillment of certain milestones. As a result of such vesting, we realized a stock compensation charge of approximately $3.0 million during the six months ended June 30, 2005. In the event that the sum of the gross proceeds from the sale of all shares sold by the former CTSG stockholders prior to March 15, 2006, plus the total value of the unsold shares was less than an aggregate of $1.8 million (such difference, the “Pro-Rata Shortfall”), then we were obligated to pay the former CTSG stockholders an amount equal to the Pro-Rata Shortfall. On March 16, 2006, we made cash payments to the shareholders in the aggregate amount of $745,756 which resulted in an incremental expense of $165,000 during the six months ended June 30, 2006.

Product Development and Support Expenses. Product development and support expenses for the three months ended June 30, 2006 were $2.3 million or 18% of net revenue compared to $4.4 million or 42% of net revenue for the comparable period in 2005. The decrease of $2.1 million resulted primarily from a $1.0 million decrease in personnel and related costs associated with a decrease in headcount coupled with an increase of $0.6 million in the amount of product development and support expenses allocated to cost of revenue. The overall decrease was also impacted by a $0.3 million decrease in stock-based compensation expense.

Product development and support expenses for the six months ended June 30, 2006 were $5.2 million or 22% of net revenue compared to $8.4 million or 43% of net revenue for the comparable period in 2005. The decrease of $3.2 million resulted primarily from a $1.8 million decrease in personnel and related costs associated with a decrease in headcount coupled with an increase of $0.9 million in the amount of product development and support expenses allocated to cost of revenue. The overall decrease was also impacted by a $0.2 million decrease in stock-based compensation expense.

General and Administrative Expenses. General and administrative expenses increased to $6.7 million, or 52% of revenue for the three months ended June 30, 2006 from $3.5 million or 33% of revenue for the three months ended June 30, 2005. The increase of $3.2 million resulted primarily from an increase of $1.0 million in personnel-related expenses attributed to an increase in headcount as well as increased cash compensation levels, an increase of $0.6 million in lease and licensing expenses associated with the new data center, an increase of $0.7 million for facilities and depreciation expense, and an increase of $0.3 million in stock-based compensation expense.

General and administrative expenses increased to $13.1 million, or 56% of revenue for the six months ended June 30, 2006 from $6.8 million or 34% of revenue for the six months ended June 30, 2005. The increase of $6.4 million resulted primarily from an increase of $1.9 million in personnel-related expenses attributed to an increase in headcount as well as increased cash compensation levels, an increase of $1.0 million in lease and licensing expenses associated with the new data center, an increase of $1.5 million for facilities and depreciation expense, and an increase of $0.7 million in stock-based compensation.

Stock-Based Compensation Expense

The following table presents details of stock-based compensation expense that is included in each functional line item above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Sales and marketing	$502	$225	$992	$3,944
Product development and support	139	393	361	519
General and administrative	532	254	1,153	474

	$1,173	$872	$2,506	$4,937

The adoption of SFAS 123(R) will continue to have a significant adverse impact on our reported results of operations, although it will have no impact on our overall financial position or cash flow. The amount of unearned stock-based compensation currently estimated to be expensed from July, 1 2006 through fiscal 2010 related to unvested share-based payment award at June 30, 2006 is approximately $4.8 million. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

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

Working Capital and Cash and Marketable Securities. The following table presents working capital and cash and cash equivalents and marketable securities.

	June 30, 2006	December 31, 2005	(Decrease)
	(in thousands)
Working capital	$9,596	$20,533	$(10,937)

Cash and cash equivalents	$8,513	$19,612	$(11,099)
Marketable securities	11,072	21,869	(10,797)

	$19,585	$41,481	$(21,896)

Cash Flows

Operating Activities

At June 30, 2006 we had working capital of $9.6 million, compared to working capital of $20.5 million at December 31, 2005. Our net cash used in operating activities was $21.1 million for the six months ended June 30, 2006, resulting primarily from the $16.3 million net loss for the period and working capital outflows of $12.4 million. The working capital outflows resulted from an increase of $4.1 million in accounts receivable, a decrease of $7.4 million in donations payables, a decrease of $0.4 million in accounts payable and accrued expenses and a decrease of $0.3 million in accrued employee benefits These outflows were offset in part by non-cash charges totaling $5.6 million and working capital inflows of $2.0 million. Non-cash charges included $2.9 million in depreciation and amortization expenses, $2.5 million of stock-based compensation expense and $0.4 million of impairment of software development costs while the working capital inflows included a decrease of $1.0 million in prepaid expense and other current assets and a $1.0 million increase in deferred revenue.

Our net cash used in operating activities for the six months ended June 30, 2005 was $15.7 million resulting primarily from the $21.8 million loss for the period and working capital outflows of $6.6 million. The working capital outflows resulted from a decrease in donations payable to customers of $3.1 million, an increase in account receivable of $2.8 million and a decrease in accounts payable and accrued expenses of $$0.8 million. These outflows were offset in part by non-cash charges of $5.0 million for stock-based compensation, $2.8 million for amortization and depreciation and $0.5 million of bad debt expense, coupled with working capital inflows of $4.4 million. The working capital inflows resulted from an increase in deferred revenue of $3.2 million, an increase in accrued employee benefits of $0.7 million and a decrease in prepaid expense and other current assets of $0.5 million.

At June 30, 2006, we had net accounts receivable of $10.4 million compared to $6.0 million at December 31, 2005. Accounts receivable at June 30, 2006 and December 31, 2005 represented approximately 85 and 53 days of revenue, respectively. Terms with individual customers vary greatly; however, we typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volumes and due to quarterly variations in donations processed and timing of implementation of services and receipts from large customers and the timing of contract payments. The increase in accounts receivable is due to billing delays associated with the implementation of a new billing system.

Investing Activities

Net cash provided by investing activities was $10.1 million for the six months ended June 30, 2006. This was primarily the result of the sale of $14.5 million of marketable securities, offset by the purchase of $3.7 million of marketable securities, purchases of $0.2 million of property and equipment and additions of $0.6 million to software development costs.

Net cash provided by investing activities was $11.5 million for the six months ended June 30, 2005. This was primarily the result of the sale of $21.6 million of marketable securities, partially offset by the purchase of $7.0 million of marketable securities, purchases of $2.2 million of property and equipment, additions of $0.5 million to software development costs and acquisition and other costs of $0.3 million.

Financing Activities

During the six months ended June 30, 2006, net cash used by financing activities was $0.1 million. This was primarily the result payments under financing arrangements of $0.4 million net of $0.3 million of proceeds from the exercise of stock options and from the issuance of common stock under our Employee Stock Purchase Plan.

Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2005. This primarily resulted from proceeds from the issuance of common stock under employee stock option and employee purchase plans of $0.5 million net of payments on notes payable of $0.1 million.

We believe that our cash, cash equivalents, short-term investments and anticipated operating cash flows will be sufficient to meet our planned working capital requirements and contractual commitments for at least the next 12 months.

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

As reported in our 2005 Form 10-K, management concluded that as of December 31, 2005, certain deficiencies in our internal controls, including those related to revenue recognition and our financial close processes constituted, “material weaknesses” within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2.

Management believes that the new and existing internal controls related to revenue accounting and our financial close process must continue to be improved and operate effectively for a sufficient period of time to validate a conclusion that such controls are effective. As of June 30, 2006, management did not believe these criteria have been satisfied and that continued remediation efforts are necessary. As a result, management has concluded that, in light of the failure to confirm remediation of the material weakness related to revenue recognition and our financial close process, our disclosure controls and procedures were not effective as of the end of the fiscal period covered by this report.

Changes in Internal Control over Financial Reporting

Our efforts during the fiscal period covered by this report to remediate the deficiencies in our internal controls include the following:

Revenue Recognition Process

•	During the first quarter of 2006, we established and filled a full-time position, Revenue/Billing Manager, within the accounting organization which oversees the manual and systematic processes involved in the monthly recording of revenue. During the second quarter of 2006, we hired additional billing and contract administration personnel as part of our remediation effort to improve the level of expertise in the billing and revenue recognition areas of the finance organization.

•	During the first quarter of 2006, we created and implemented revenue recognition templates for each product sold and/or combination of products sold which is utilized by each person in order entry and accounting that is involved in the revenue recognition process. We continued to refine these revenue recognition templates during the second quarter of 2006 to better facilitate and effectuate proper revenue recognition for our various bundled service products.

•	We continued to work with a nationally recognized consulting firm to assist with the configuration and deployment of an integrated accounting system. We made substantial progress in implementing a planning and customer relationship management technology solution, which will include order entry, revenue recognition and all related financial modules. Implementation of this technology is expected to occur in the second half of 2006.

•	We hired a Vice President of Business Process Re-engineering and Operations to oversee the successful implementation of the integrated accounting system and various related financial modules discussed above.

•	We continued to provide additional training and documentation of our internal pricing policies to our sales, services, and product management personnel.

•	During the first quarter of 2006, we implemented a new billing and revenue recognition system. As of June 30, 2006, we have stabilized performance challenges with the cutover to the new system.

Financial Close Process

During the quarter ended June 30, 2006 we continued to enhance our period-end close and related journal entry review process by implementing adequate segregation of duties and by hiring a Director of SEC Reporting and an Assistant Controller to oversee the complete, accurate, and timely execution of the financial reporting process and related controls.

Other than the items noted above, we have made no significant changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2006 that would materially affect, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

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

We have experienced operating and net losses in each fiscal quarter since our inception, and as of June 30, 2006, we had an accumulated deficit of $111.3 million. We incurred net losses of $7.0 million and $16.3 million for the three and six months ended June 30, 2006 and net losses of $10.1 and $21.8 million for the three and six months ended June 30, 2005. We will need to increase revenues and reduce operating expenses to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We may also fail to accurately estimate our increased operating expenses as we grow. If our operating expenses exceed our expectations, our financial performance will be adversely affected. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

Our operating results have fluctuated and may fluctuate significantly, and these fluctuations may cause our stock price to fall.

Our operating results have varied significantly in the past and will likely vary in the future as the result of fluctuations in our revenues and operating expenses. For example, our revenues increased to $12.8 million and $23.5 million for the three and six months ended June 30, 2006, from $10.4 million and $19.8 million for the three and six months ended June 30, 2005 and our net loss decreased to $7.0 million and $16.3 million for the three and six months ended June 30, 2006, from $10.1 million and $21.8 million for the three and six months ended June 30, 2005. Although we have reviewed and implemented plans to help reduce our overall operating expenses and will continue to do so, operating expenses may increase in the future if we expand and hire additional personnel. Our revenues in any period depend substantially on monthly service fees, on the number and size of donations that we process in that period for customer sponsored fundraising events and on the sale and licensing of our software products. In addition, the number and size of transactions we process tends to be seasonal, with the first calendar quarter representing the seasonal low for non-profit fundraising. As a result, it is possible that in some future periods, our revenues may not meet our expectations or, due to our increased expense levels, our results of operations may be below the expectations of current or potential investors. If this occurs, the price of our common stock may decline.

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

Our success and ability to compete depend in part on our internally developed technology and software applications. We rely on patent, trademark, copyright and trade secret laws and restrictions in the United States and other jurisdictions, together with contractual restrictions on our employees, strategic partners and customers, to protect our proprietary rights. Any of our trademarks may be challenged by others or invalidated through administrative process or litigation. As of June 30, 2006, we have three issued patents, 21 pending patent applications in the United States and 1 foreign pending patent application. We may not be successful in obtaining these patents and we may be unable to obtain additional patent protection in the future. In addition, any issued patents may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our solution is available. As a result, we cannot assure you that our means of protecting our proprietary rights will be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our revenues and prospects for growth.

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

As described in Item 9A of our Annual Report on Form 10-K, we identified several material weaknesses in our control over financial reporting in connection with the audit of our financial statements for the year ended December 31, 2005. Management believes that new and existing internal controls related to revenue accounting and our financial close process must continue to be improved and operate effectively for a sufficient period of time to validate a conclusion that such controls are effective. As a result, management has concluded that our disclosure controls and procedures were not effective as of June 30, 2006. We have implemented, and continue to implement, actions to address these weaknesses and to enhance the reliability and effectiveness of our internal controls and operations; however, we cannot assure you that the measures we have taken to date or any future measures will remediate the material weaknesses discussed in this Report.

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

Our executive officers, directors and their affiliates own, in the aggregate, approximately 30.1% of our outstanding common stock as of June 30, 2006. As a result, these persons, acting together, have the ability to exercise significant influence over the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us. In addition, these persons, acting together, have the ability to control our management and affairs. This concentration of ownership may harm the market price of our common stock by, among other things:

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

For example, effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 Share-Based Payment (revised 2004) (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which requires us to treat the fair value of stock options granted to employees as an expense. Prior to January 1, 2006, we were generally not required to record compensation expense in connection with stock option grants to employees, and we have relied heavily on stock options to motivate existing employees and attract new employees. The change had a significant impact on our results of operations for the three and six months ended June 30, 2006. The specific impact of the new standard in future periods, however, cannot be predicted at this time because it will depend on levels of stock options or other share-based payments granted and the possible variability in the valuation assumptions used in the future. The requirement to expense the fair value of stock option grants may reduce the attractiveness of granting stock options. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees.

Any other subsequent changes in the accounting rules applicable to us may also have an adverse effect on our results of operations.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description of Document
3.2 (1)	Amended and Restated Certificate of Incorporation of the Registrant

3.4 (1)	Amended and Restated Bylaws of the Registrant

3.5 (2)	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock of Kintera, Inc.

Exhibit Number	Description of Document
4.1 (3)	Specimen Common Stock Certificate

4.2 (2)	Rights Agreement, dated as of January 25, 2006, between the Registration and U.S. Stock Transfer Corp.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-109169) dated November 4, 2003.
(2)	Filed on Current Report on Form 8-K on January 25, 2006.
(3)	Filed with Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-109169) dated December 10, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINTERA, INC.

By:	/s/ RICHARD DAVIDSON
Richard Davidson
Chief Financial Officer

Date: August 9, 2006