Form 10-Q
period 2006-09-30
KINTERA INC
filed 2006-11-09
CIK 1117119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

As of November 2, 2006 there were 36,233,563 shares of the registrant’s common stock outstanding.

KINTERA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KINTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$12,083	$19,612
Marketable securities	9,408	21,869
Accounts receivable, net of allowance for doubtful accounts of $1,174 and $1,382 at September 30, 2006 and December 31, 2005	7,816	5,984
Prepaid expenses and other current assets	1,311	1,689

Total current assets	30,618	49,154

Property and equipment, net	2,191	3,505
Software development costs, net	1,959	2,418
Other assets	86	245
Intangible assets, net	8,317	10,647
Goodwill	12,017	11,703

Total assets	$55,188	$77,672

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$1,228	$1,880
Accrued expenses	982	1,128
Accrued employee benefits	2,015	2,410
Donations payable	8,063	11,288
Deferred revenue	12,784	11,915

Total current liabilities	25,072	28,621
Deferred rent and other	59	111

Total liabilities	25,131	28,732

Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value, authorized 60,000,000 shares authorized, 36,231,563 and 36,251,794 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	36	36
Additional paid-in capital	148,216	147,824
Deferred compensation	—	(3,874)
Accumulated other comprehensive loss	(6)	(77)
Accumulated deficit	(118,189)	(94,969)

Total stockholders’ equity	30,057	48,940

Total liabilities and stockholders’ equity	$55,188	$77,672

See accompanying notes to unaudited condensed consolidated financial statements.

KINTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue	$11,725	$12,085	$35,194	$31,851
Cost of revenue	3,179	3,171	9,831	8,225

Gross profit	8,546	8,914	25,363	23,626

Operating expenses:
Sales and marketing	6,243	7,588	19,921	26,095
Product development and support	2,245	4,197	7,470	11,848
General and administrative	6,428	5,059	19,567	14,079
Amortization of purchased intangibles	776	824	2,329	2,479

Total operating expenses	15,692	17,668	49,287	54,501

Operating loss	(7,146)	(8,754)	(23,924)	(30,875)

Other income (expense):
Interest income (expense) and other, net	213	449	704	813

Net loss	$(6,933)	$(8,305)	$(23,220)	$(30,062)

Loss per common share - basic and diluted	$(0.19)	$(0.27)	$(0.65)	$(0.99)

Weighted average common shares outstanding	35,615	30,670	35,617	30,276

The amounts included in the three and nine months ended September 30, 2006, reflect the adoption of Statement of Financial Accounting Standards No. 123, Share-Based Payment (revised 2004) (“SFAS 123(R)”), effective January 1, 2006.

See accompanying notes to unaudited condensed consolidated financial statements.

KINTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net loss	$(23,220)	$(30,062)
Adjustments to reconcile loss to net cash used in operating activities:
Bad debt expense	(185)	663
Depreciation	1,509	1,329
Amortization of software development costs	745	289
Amortization of intangible assets	2,330	2,490
Amortization of premium on securities	27	—
Stock-based compensation	3,703	5,701
Impairment of software development costs	415	—
Compensation expense recorded for forgiveness of employee notes receivable	72	—
Loss on disposal of property and equipment	19	—
Write-off of notes payable	—	16
Changes in assets and liabilities:
Accounts receivable	(1,647)	(1,419)
Prepaid expenses and other current assets	883	207
Accounts payable and accrued expenses	(795)	(673)
Accrued employee benefits	(395)	630
Donations payable to customers	(3,225)	3,186
Deferred revenue	869	3,438
Deferred rent	(52)	14

Cash used in operating activities	(18,947)	(14,191)

INVESTING ACTIVITIES
Purchase of marketable securities	(4,995)	(11,876)
Sales and maturities of marketable securities	17,499	26,681
Acquisition costs, net of cash acquired	—	(268)
Purchase of property and equipment	(214)	(2,121)
Additions to software development costs	(701)	(805)
Other assets	159	50

Cash provided by investing activities	11,748	11,661

FINANCING ACTIVITIES
Payment under financing arrangement	(580)	(7)
Notes payable	—	(78)
Proceeds from issuance of common stock under employee stock option and purchase plans	250	653

Cash (used in) provided by financing activities	(330)	568

Net decrease in cash and cash equivalents	(7,529)	(1,962)

Cash and cash equivalents, beginning of period	19,612	20,862

Cash and cash equivalents, end of period	$12,083	$18,900

Supplemental disclosure of cash flow information:
Cash paid for interest	$19	$—

Supplemental disclosure for non-cash investing and financing activities:
Value of shares released from escrow in connection with contingent consideration	$313	$2,057
Unrealized gain (loss) on investments	$71	$77

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

Barter Revenue

The Company enters into transactions that exchange either advertising for advertising (“Advertising Barter”) or advertising for other products and services (“Non-advertising Barter”). Advertising Barter transactions are recorded at the lesser of estimated fair value of the advertising received or given in accordance with the provisions of EITF Issue No. 99-17, Accounting for Barter Transactions. Revenue from Advertising Barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Revenue for Non-advertising Barter transactions are recognized at the estimated fair value when the advertising spots under such contracts are either used by or sold to third parties. During the three and nine months ended September 30, 2006 and 2005, the Company recognized approximately $133 and $509, and $132 and $460, respectively, of revenue in connection with advertising.

Internal Use Software

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

The following table summarizes the total amount of software costs capitalized and impaired for internal use software during the three and nine months ended September 30, 2006 and 2005.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Internal Use Software—SOP 98-1
Capitalized costs	$—	$(9)	$—	$(161)
Impairment losses	$—	$—	$141	$200

Marketed Software

The Company accounts for the development costs of software that is marketed to customers in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). All costs incurred prior to the resolution of unproven functionality and features, including new technologies, are expensed as research and development. After the uncertainties have been tested and the development issues have been resolved and technological feasibility is achieved, subsequent direct costs such as coding, debugging and testing are capitalized. Capitalized costs of software to be sold, licensed or otherwise marketed are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in depreciation and amortization. The Company reviews the software that has been capitalized for impairment on an annual basis, or more frequently when events or changes in circumstances indicate that software might be impaired. Impairment losses are included in cost of revenue in the accompanying statement of operations.

The following table summarizes the total amount of software costs capitalized and impaired for marketed software during the three and nine months ended September 30, 2006 and 2005, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Marketed Software - SFAS 86
Capitalized costs	$68	$246	$701	$677
Impairment losses	$—	$—	$274	$—

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

Comprehensive Income (Loss)

Comprehensive loss is the total of net loss and all other non-owner changes in stockholders’ equity. The Company’s other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale investments. The components of comprehensive income (loss) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net loss	$(6,933)	$(8,305)	$(23,220)	$(30,062)
Other comprehensive income (loss)
Change in unrealized gain (loss) on investments	42	17	71	77

Total comprehensive loss	$(6,891)	$(8,288)	$(23,149)	$(29,985)

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(6,933)	$(8,305)	$(23,220)	$(30,062)

Denominator—Basic and Diluted:
Weighted average common shares	36,231,563	31,665,100	36,315,100	31,447,851
Less: Weighted Average shares subject to repurchase	(616,911)	(994,782)	(698,092)	(1,171,661)

Denominator	35,614,652	30,670,318	35,617,008	30,276,190

Basic and Diluted net loss per share	$(0.19)	$(0.27)	$(0.65)	$(0.99)

The following table summarizes potential common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive:

	Nine Months Ended September 30,
Common Stock Equivalents	2006	2005
Common stock subject to repurchase	391,834	994,816
Options to purchase common stock	6,448,616	5,741,861
Warrants to purchase common stock	1,820,000	20,000

Total	8,660,450	6,756,677

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

Amount Allocated to Goodwill

In accordance with EITF No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (“EITF 95-8”) and FIN 44, the portion of additional consideration issuable to holders of unrestricted common stock and fully vested options as of the acquisition date is recorded as additional purchase price, as the consideration is unrelated to continuing employment with the Company. Such portion is allocated to goodwill. The Company recorded $0 and $313 in additional contingent consideration in goodwill during the three and nine months ended September 30, 2006 relating to earnout provisions for prior acquisitions as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2006	2006
Prospect Information Network acquired in February 2004	$—	$124
Giving Capital Network acquired in September 2004	—	189

Total	$—	$313

The Company recorded $2,057 of additional contingent consideration in goodwill during the three and nine months ended September 30, 2005 relating to earnout provisions for Prospect Information Network acquired in February 2004.

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

In December 2003, the Company adopted the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, as amended, the Company may grant various stock awards, including but not limited to stock options, up to 9,550,000 shares of common stock. The total number of awards which may be granted under the 2003 Plan is reduced, at all times by the number of stock options outstanding under the 2000 Plan. The 2003 Plan contains provisions which limit the number of stock awards granted to any individual employee in a fiscal year.

The 2004 Equity Incentive Plan (Fundware) (“2004 Plan”) was adopted by the Company in December 2004 and provides for stock awards as an inducement for an individual to enter into service with the Company. The maximum number of awards which may be granted under the 2004 Plan is 500,000 shares and the maximum term of any option granted under the 2004 Plan is ten years.

Options granted under the 2004 Plan and 2003 Plan become vested and exercisable at such times or upon such events and subject to such terms, conditions, performance criteria or restrictions as specified by the Compensation Committee of the Board of Directors. At September 30, 2006, approximately 2,344,000 shares remained available for future grant under the Plans.

In May 2006 the Board of Directors approved the Kintera Stock Option Exchange Program whereby eligible employees were offered the opportunity to exchange certain vested options to purchase shares of the Company’s common stock, par value $0.001 per share, with an exercise price per share greater than $7.00, that were outstanding under the 2000 Plan, the 2003 Plan and the 2004 Plan (the “Eligible Options”). In exchange for the Eligible Options, tendering option holders received new options (the “Replacement Options”) to purchase shares of common stock. The Replacement Options were issued under the 2003 Plan. The number of shares subject to a Replacement Option were the same number of vested shares of common stock that an eligible employee tendered pursuant to a Eligible Option. All Replacement Options were granted with an exercise price equal to 115% of the closing price of the Company’s common stock on June 30, 2006. Each Replacement Option was entirely unvested on the grant date and vests pro-rata on a daily basis over the two-year period beginning June 30, 2006. Each Replacement Option maintained the original term and expiration date of the Eligible Option which was cancelled in exchange for the Replacement Option.

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

The exchange was accounted for as a modification in accordance with the provisions of FAS 123(R) and accordingly the Company will recognize the additional compensation cost of $356, which equals the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified, with such additional compensation cost being recorded over the two year vesting period of the modified award.

Stock Incentive Plan Information

Option activity under the Company’s stock incentive plans during the nine months ended September 30, 2006 is set forth below:

	Option Price Per Share	Number of Shares	Weighted Average Exercise Price
Shares under option at December 31, 2005	$0.06 - $16.94	7,036,693	$4.48
Granted	$1.00 - $ 2.85	2,234,914	2.05
Exercised	$0.06 - $ 2.00	(129,663)	0.92
Cancelled	$0.80 - $16.94	(2,693,328)	5.31

Shares under option at September 30, 2006		6,448,616	$3.36

The aggregate intrinsic value for shares outstanding and shares exercisable as of September 30, 2006, was $322 and $238, respectively, based on the Company’s closing stock price of $1.72 per share as of September 30, 2006. The aggregate intrinsic value for shares exercised during the nine months ended September 30, 2006, was $162 representing the total pre-tax intrinsic value, based on the Company’s closing stock price on each of the respective exercise dates. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $1.26 and $3.11 per share, respectively. The total compensation cost related to nonvested awards not yet recognized amounted to $2,817 which will be recognized over a weighted-average period of 1.30 years.

	Options outstanding			Options vested
Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number of options vested	Weighted average exercise price
$0.06 - $1.80	934,292	8.34	$1.40	266,958	$0.83
$1.81 - $2.24	1,671,685	7.54	2.11	688,134	2.03
$2.25 - $2.80	1,293,999	9.10	2.60	76,913	2.69
$2.81 - $4.03	1,121,984	8.35	3.01	812,188	2.95
$4.04 - $6.95	516,368	8.53	5.17	178,670	5.39
$6.96 - $16.67	910,288	7.75	8.16	571,860	8.25

	6,448,616	8.22	$3.36	2,594,723	$3.82

Employee Stock Purchase Plan

Under the 2003 Employee Stock Purchase Plan (the “ESPP”), the Company may issue up to 1,600,000 shares of common stock to eligible employees who elect to participate in the plan. The participating employees will obtain a purchase right in shares of the Company’s common stock at the lower of 85% of the common stock closing price on the first day of the offering period or 85% of the common stock closing price on the purchase date. The offering period’s durations are six months in length and generally begin on May 1 and November 1 of each year. At September 30, 2006, there were 1,367,000 shares available for future issuance under this plan. The Company issued 67,000 shares under this plan during the nine months ended September 30, 2006. The Company recognized as stock-based compensation expense approximately $20 as the fair value of the potential shares to be purchased under this plan during the nine months ended September 30, 2006.

Stock-Based Compensation Expense

The following table presents details of stock-based compensation expense by functional line item based on the fair value provisions of SFAS 123(R) for the three and nine months ended September 30, 2006 and based on the provision of APB 25 for the three and nine months ended September 30, 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006 (1)	2005	2006 (1)	2005
Sales and marketing	$350	$340	$1,342	$4,284
Product development and support	156	239	517	759
General and administrative	691	260	1,844	733

	$1,197	$839	$3,703	$5,776

(1)	The amounts included in the three and nine months ended September 30, 2006 reflect the adoption of SFAS 123(R).

The fair value of each option grant was estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following assumptions:

	Stock Options		Stock Purchase Rights
For the nine months ended September 30,	2006	2005	2006	2005
Risk-free interest rate	4.55%-5.10%	4.2%	4.63%	4.2%
Expected term (years)	4.53 years-6 years	5 years	0.5 years	0.5 years
Expected volatility	70%-75%	73%-80%	54%	47%
Dividend yield	0%	0%	0%	0%

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

Prior to the Company’s adoption of SFAS 123(R), SFAS 123 required that the Company provide pro forma information regarding net income and net earnings per common share as if compensation cost for the Company’s stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, requiring quarterly SFAS 123 pro forma disclosure. The pro forma charge for compensation cost related to stock-based awards granted was recognized over the vesting period. The following table illustrates the effect on net loss and loss per common share as if the fair value method had been applied to all outstanding awards for the three and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss – as reported	$(8,305)	$(30,062)
Add: Stock-based employee compensation expense included in reported net loss	837	2,847
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,905)	(6,162)

Pro forma net loss	$(9,373)	$(33,377)

Net loss per share:
Basic and diluted – as reported	$(0.27)	$(0.99)

Basic and diluted – pro forma	$(0.31)	$(1.10)

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

Although our revenue has increased on a year over year basis, we have experienced significant net losses and negative cash flows from operations in each fiscal period since inception, and as of September 30, 2006, we had an accumulated deficit of $118.2 million. Since inception, we have increased our revenue through a combination of factors, including (i) obtaining new customers, (ii) expanding existing customer relationships, (iii) acquiring complementary businesses, (iv) expanding the features of Kintera Sphere, (v) increasing the number and amount of donations we process that result in transaction-based fees and (vi) offering new and improved products and services.

Sources of Revenues

We generate the majority of our revenue from arrangements with nonprofit organizations related to their use of Kintera Sphere to manage their websites, special events and membership, organize individuals, advocate causes, perform wealth screening, raise major gifts, deliver services and programs and execute personalized marketing campaigns. We primarily enter into customer contracts for Kintera Sphere that are one year or more in duration. Our customers pay us upfront fees and monthly service fees for access to Kintera Sphere, and transaction-based fees tied to the donations and purchases we process. Revenue from upfront service fees are deferred and recognized ratably over the entire term of our contracts. Revenue from transaction processing fees are recognized as they are earned. Total online donations processed for the three and nine months ended September 30, 2006 were approximately $82.3 million and $224.4 million, respectively, as compared to $92.1 million and $228.2 million, respectively, for the comparable periods of 2005. Revenue from service plan and maintenance associated with Kintera Sphere represented approximately 41% and 42% of our total net revenue for the three and nine months ended September 30, 2006, respectively, as compared to 39% and 41%, respectively, for the comparable periods of 2005. Revenue from data and support services represented approximately 22% and 18% of our total net revenue for the three and nine months ended September 30, 2006, respectively, as compared to 21% and 19%, respectively, for the comparable periods of 2005. We also enter into service contracts and implementation contracts related to Kintera Sphere that are 12 months or longer in duration.

We also generate revenue from our wealth profiling services, which provide a prospect-screening tool designed for the fundraising community to find, profile, monitor and dynamically rank the wealth in a nonprofit organization’s prospect database. Wealth profiling services are sold in connection with Kintera Sphere as well as on a stand-alone basis. Revenue from the wealth profiling services arise from primarily three sources: (1) Kintera Sphere access or software licensing; (2) post contract support services of the software licenses; and (3) consulting services and related data processing fees.

Our awareness campaign services specialize in melding offline and online strategies and tools to build membership, affinity and impact for nonprofit organizations, political campaigns and unions. We recognize revenue from the awareness campaign services from primarily four sources: (1) Kintera Sphere access or software licensing; (2) website development and customization; (3) messaging services (email/fax); and (4) consulting services.

Software licenses are sold together with consulting services in our wealth profiling and awareness campaign products. Revenue allocated to the service element is recognized as the services are performed. Unless evidence suggests that revenue is earned in a different pattern, service revenue is generally recognized on a straight-line basis over the period during which the services are performed. Furthermore, in the event the license has not been delivered, revenue is deferred until the license is delivered.

We also generate a significant amount of revenue through our accounting software. Revenue from this operation is derived from perpetual license fees for the accounting software package, as well as related product support, professional services, outsourced payroll services and transaction fees.

Cost of Revenue. Cost of revenue includes salaries, benefits and related expenses of operations and database support and implementation and support services, as well as data costs and amortization of software. Gross profit represents net revenue less the costs of revenue for personnel engaged in database support. Gross profit percentage is highly dependent on contract agreements, donation volume and overhead allocations. We do not believe that historical gross profit margins are a reliable indicator of future gross profit margins. As our service and support costs continue to rise due to increased services activity relative to our other product lines, we anticipate that our overall gross margin will decrease. During the first quarter of 2006, we implemented a new project accounting module that better tracks and records costs associated with each product line and customer. We anticipate this will improve our visibility into the factors that cause margin fluctuations and in turn our ability to control such factors so as to achieve consistent, sustainable gross margins for each of our major revenue sources.

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

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, compensation expense associated with the adoption of SFAS 123(R), depreciation, legal and other professional fees, facilities and communication expenses and information technology expenditures. During the nine months ended September 30, 2006, we have incurred a significant amount of outside consultant costs and audit fees to comply with the provisions of the Sarbanes-Oxley Act of 2002 relating to management’s assessment of internal control over financial reporting.

Amortization of Purchased Intangibles Expense. Amortization of purchased intangibles expense (excluding amortization of software recorded in Cost of Revenue) consists of costs associated with the acquired intangibles such as contact list, customer files, etc. that are expensed using the straight-line method over the estimated useful lives of three to five years. In certain previous periods these amounts were recorded in sales and marketing, product development and support and general and administrative expenses in the consolidated statements of operations. Management believes that reporting amortization of purchased intangibles expense as a distinct reporting category provides better and more complete disclosure regarding the associated expense. Comparative figures for the three and nine months ended September 30, 2005 have been reclassified to conform to the current period’s presentation.

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

You should refer to our Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006 for a discussion of our policies on revenue recognition, accounting for goodwill and other intangible assets, accounting for software development costs, accounting for stock-based compensation and accounting for income taxes. See Notes 1 and 2 in this Quarterly Report on Form 10-Q for a discussion of our policies regarding accounting for stock-based compensation.

Results of Operations

Comparison of results for the three and nine months ended September 30, 2006 and 2005.

The following table sets forth certain statement of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	27.1	26.2	27.9	25.8

Gross profit	72.9	73.8	72.1	74.2
Operating expenses:
Sales and marketing	53.3	62.8	56.6	81.9
Product development and support	19.1	34.7	21.3	37.2
General and administrative	54.8	41.9	55.6	44.2
Amortization of purchased intangibles	6.6	6.8	6.6	7.8

Total operating expenses	133.8	146.2	140.1	171.1
Loss from operations	(60.9)	(72.4)	(68.0)	(96.9)

Interest income, net	1.8	3.7	2.0	2.5

Net loss	(59.1)%	(68.7)%	(66.0)%	(94.4)%

Net Revenue, Cost of Revenue and Gross Profit

The following tables present net revenue, cost of revenue and gross profit for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
	(in thousands, except percentage)
Net revenue	$11,725	100.0%	$12,085	100.0%	$(360)	(3.0)%
Cost of revenue	3,179	27.1	3,171	26.2	8	0.3

Gross profit	$8,546	72.9%	$8,914	73.8%	$(368)	(4.1)%

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
	(in thousands, except percentage)
Net revenue	$35,194	100.0%	$31,851	100.0%	$3,343	10.5%
Cost of revenue	9,831	27.9	8,225	25.8	1,606	19.5

Gross profit	$25,363	72.1%	$23,626	74.2%	$1,737	7.4%

The following tables present the components of net revenue for three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
	(in thousands, except percentage)
Implementation	$1,285	11.0%	$1,263	10.5%	$22	1.7%
License and subscription	630	5.4	839	6.9	(209)	(24.9)
Service plan and maintenance	4,831	41.2	4,704	38.9	127	2.7
Data and support services	2,545	21.7	2,502	20.7	43	1.7
Transaction and usage	2,434	20.7	2,777	23.0	(343)	(12.4)

	$11,725	100.0%	$12,085	100.0%	$(360)	(3.0)%

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
	(in thousands, except percentage)
Implementation	$4,252	12.1%	$3,262	10.2%	$990	30.3%
License and subscription	2,054	5.8	2,658	8.4	(604)	(22.7)
Service plan and maintenance	14,647	41.6	12,936	40.6	1,711	13.2
Data and support services	6,461	18.4	6,053	19.0	408	6.7
Transaction and usage	7,780	22.1	6,942	21.8	838	12.1

	$35,194	100.0%	$31,851	100.0%	$3,343	10.5%

Net Revenue. Our revenue is generated principally by fees paid by nonprofit organizations related to their use of our software and services. Net revenue is revenue less reductions for discount and provisions for allowances and credit card fees. The preceding tables present net revenue from each of our revenue streams and their respective contribution to the increase in net revenue for the three and nine months ended September 30, 2006 and 2005, respectively.

Implementation revenue consists primarily of revenue generated from the implementation services that are performed by our services personnel on behalf of customers. Depending on the nature of the contract, this revenue may have been deferred and amortized over the contract period or may be recognized upon delivery. Net revenue from implementations increased 1.7% to $1.29 million for the three months ended September 30, 2006 from $1.26 million for the three months ended September 30, 2005. Net revenue from implementations increased 30.3% to $4.3 million for the nine months ended September 30, 2006 from $3.3 million for the nine months ended September 30, 2005. This growth was primarily due to the signing of new or expanded customer accounts requiring implementation services.

License and subscription revenue consists primarily of packaged software sales and advertising and access to Masterplanner online content. Net revenue from license and subscriptions decreased 24.9% to $0.6 million for the three months ended September 30, 2006 from $0.8 million for the three months ended September 30, 2005. Net revenue from license and subscriptions decreased 22.7% to $2.1 million for the nine months ended September 30, 2006 from $2.7 million for the nine months ended September 30, 2005. These decreases were due to the discontinuation of our Masterplanner print magazine.

Service plan and maintenance revenue consists primarily of activation, hosting and use of our Kintera Sphere software as a service (“SaaS”) offering as well as software maintenance revenue for our Fundware software installations. Net revenue from service plan and maintenance increased 2.7% to $4.8 million for the three months ended September 30, 2006 from $4.7 million for the three months ended September 30, 2005. Net revenue from service plan and maintenance increased 13.2% to $14.6 million for the nine months ended September 30, 2006 from $12.9 million for the nine months ended September 30, 2005, primarily due to new contract signings for our Sphere platform.

Data and support services revenue consists of delivery of wealth screening data services, professional services and consulting, and billable support services. Net revenue from data and support services increased 1.7% to $2.55 million for the three months ended September 30, 2006 from $2.50 million for the three months ended September 30, 2005. Net revenue from data and support services increased 6.7% to $6.5 million for the nine months ended September 30, 2006 from $6.1 million for the nine months ended September 30, 2005. Revenue growth was limited in this category due to the deferral of revenue for certain contracts with long-term obligations.

Transaction and usage revenue consists of the fees charged for processing of donations and other usage related services such as emails, faxes and other measurable activities. Net revenue from transactions and usage decreased 12.4% to $2.4 million for the three months ended September 30, 2006 from $2.8 million for the three months ended September 30, 2005. The decrease is reflective of the 2005 hurricane Katrina relief efforts which resulted in additional usage revenue in the three months ended September 30, 2005. Net revenue from transactions and usage increased 12.1% to $7.8 million for the nine months ended September 30, 2006 from $6.9 million for the nine months ended September 30, 2005. The increase was driven by a shift in mix from customers paying fixed transaction fees versus per transaction fees.

Cost of Revenue and Gross Profit. Cost of revenue amounted to $3.2 million for the three months ended September 30, 2006 and was consistent with the $3.2 million of cost of revenue for the three months ended September 30, 2005. Cost of revenue increased 19.5% to $9.8 million for the nine months ended September 30, 2006 from $8.2 million for the nine months ended September 30, 2005. This increase was primarily due to increases in staff related costs associated with the delivery of implementation and support services, as well increased data costs associated with our wealth screening business. Gross margins for the three and nine months ended September 30, 2006 were 72.9% and 72.1%, respectively, as compared with gross margins for the three and nine months ended September 30, 2005, of 73.8% and 74.2%, respectively.

Operating Expenses

The following tables present sales and marketing, product development and support, general and administrative, and amortization of purchased intangibles expenses for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
	Amount(1)	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
	(in thousands, except percentage)
Sales and marketing	$6,243	53.3%	$7,588	62.8%	$(1,345)	(17.7)%
Product development and support	2,245	19.1	4,197	34.7	(1,952)	(46.5)
General and administrative	6,428	54.8	5,059	41.9	1,369	27.1
Amortization of purchased intangibles	776	6.6	824	6.8	(48)	(5.8)

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	Amount(1)	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
	(in thousands, except percentage)
Sales and marketing	$19,921	56.6%	$26,095	81.9%	$(6,174)	(23.7)%
Product development and support	7,470	21.3	11,848	37.2	(4,378)	(37.0)
General and administrative	19,567	55.6	14,079	44.2	5,488	39.0
Amortization of purchased intangibles	2,329	6.6	2,479	7.8	(150)	(6.1)

(1)	The amounts included in the three and nine months ended September 30, 2006 reflect the adoption of SFAS 123(R). In accordance with the modified prospective transition method, our unaudited condensed consolidated statements of income for the prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). See Notes 1 and 2 of Notes to Condensed Consolidated Financial Statements.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30 were $6.2 million or 53.3% of net revenue compared to $7.6 million or 62.8% of net revenue for the comparable period in 2005. The decrease of $1.3 million in selling and marketing expenses was primarily due to a decrease of $0.6 million in personnel related costs, a decrease of $0.4 million of advertising and marketing related expenses, a decrease of $0.2 million in travel and travel related expenses and a decrease of $0.2 million for facilities and depreciation, offset in part by an increase of $0.2 million in consulting and legal fees.

Sales and marketing expenses for the nine months ended September 30 were $19.9 million or 56.6% of net revenue compared to $26.1 million or 81.9% of net revenue for the comparable period in 2005. The decrease of $6.2 million in selling and marketing expenses was primarily due to a decrease of $3.0 million in stock based compensation expense, a decrease of $1.2 million of advertising and marketing related expenses, a decrease of $0.9 million for travel and entertainment expenses, a decrease of $0.8 million for facilities related expenses and a decrease of $0.1 million in consulting and legal fees.

In April 2005, we released and accelerated vesting on 341,357 shares of common stock, formerly held in escrow, to the former CTSG shareholders upon the fulfillment of certain milestones. As a result of such vesting, we realized a stock compensation charge of approximately $3.0 million during the nine months ended September 30, 2005. In the event that the sum of the gross proceeds from the sale of all shares sold by the former CTSG stockholders prior to March 15, 2006, plus the total value of the unsold shares was less than an aggregate of $1.8 million (such difference, the “Pro-Rata Shortfall”), then we were obligated to pay the former CTSG stockholders an amount equal to the Pro-Rata Shortfall. On March 16, 2006, we made cash payments to the shareholders in the aggregate amount of $745,756 which resulted in an incremental expense of $165,000 during the nine months ended September 30, 2006.

Product Development and Support Expenses. Product development and support expenses for the three months ended September 30, 2006 were $2.2 million or 19.1% of net revenue compared to $4.2 million or 34.7% of net revenue for the comparable period in 2005. The decrease of $2.0 million resulted primarily from a decrease of $2.1 million in personnel and related costs associated with a decrease in headcount, coupled with a decrease of $0.1 million in stock-based compensation expense. These decreases were offset in part by a decrease of $0.3 million in the amount of product development costs capitalized as software development.

Product development and support expenses for the nine months ended September 30, 2006 were $7.5 million or 21.3% of net revenue compared to $11.8 million or 37.2% of net revenue for the comparable period in 2005. The decrease of $4.4 million resulted primarily from a decrease of $4.3 million in personnel and related costs associated with a decrease in headcount, a decrease of $0.3 million in travel related expenses, a decrease of $0.2 million in stock-based compensation expense and a decrease of $0.2 million in facilities expense, offset in part by a decrease of $0.5 million in the amount of product development costs capitalized as software development and an increase of $0.2 in consulting services.

General and Administrative Expenses. General and administrative expenses increased to $6.4 million, or 54.8% of revenue for the three months ended September 30, 2006 from $5.1 million or 41.9% of revenue for the three months ended September 30, 2005. The increase of $1.4 million resulted primarily from an increase of $0.5 million in personnel-related expenses attributed to an increase in headcount as well as increased cash compensation levels, an increase of $0.4 million in stock-based compensation expense, an increase of $0.4 million in lease and licensing expenses associated with the new data center, an increase of $0.2 million in depreciation expense, an increase of $0.2 million in facilities related expenses, offset by a decrease of $0.4 million in legal and consulting fees.

General and administrative expenses increased to $19.6 million, or 55.6% of revenue for the nine months ended September 30, 2006 from $14.1 million or 44.2% of revenue for the nine months ended September 30, 2005. The increase of $5.5 million resulted primarily from an increase of $2.8 million in personnel-related expenses attributed to an increase in headcount as well as increased cash compensation levels, an increase of $1.4 million in lease and licensing expenses associated with the new data center, an increase of $1.1 million in stock-based compensation, an increase of $0.9 million in facilities related expenses and an increase of $0.2 million in depreciation expense, offset in part by a decrease of $0.8 million in bad debt expense.

Stock-Based Compensation Expense

The following table presents details of stock-based compensation expense that is included in each functional line item above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Sales and marketing	$350	$340	$1,342	$4,284
Product development and support	156	239	517	759
General and administrative	691	260	1,844	733

	$1,197	$839	$3,703	$5,776

The adoption of SFAS 123(R) will continue to have a significant adverse impact on our reported results of operations, although it will have no impact on our overall financial position or cash flow.

In May 2006 the Board of Directors approved the Kintera Stock Option Exchange Program whereby eligible employees were offered the opportunity to exchange certain vested options to purchase shares of the Company’s common stock, par value $0.001 per share, with an exercise price per share greater than $7.00, that were outstanding under the 2000 Plan, the 2003 Plan and the 2004 Plan (the “Eligible Options”). In exchange for the Eligible Options, tendering option holders received new options (the “Replacement Options”) to purchase shares of common stock. The Replacement Options were issued under the 2003 Plan. The number of shares subject to a Replacement Option were the same number of vested shares of common stock that an eligible employee tendered pursuant to a current Eligible Option. All Replacement Options were granted with an exercise price equal to 115% of the closing price of the Company’s common stock on June 30, 2006. Each Replacement Option was entirely unvested on the grant date and vests pro-rata on a daily basis over the two-year period beginning June 30, 2006. Each Replacement Option maintained the original term and expiration date of the Eligible Option which was cancelled in exchange for the Replacement Option. The exchange was accounted for as a modification in accordance with the provisions of FAS 123(R) and accordingly the Company will recognize the additional compensation cost of $0.4 million which equals the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified with such additional compensation cost being recorded over the two year vesting period of the modified award.

The amount of unearned stock-based compensation currently estimated to be expensed from October, 1 2006 through fiscal 2010 related to unvested share-based payment award at September 30, 2006 is approximately $3.7 million. If there are any additional modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

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

	September 30, 2006	December 31, 2005	(Decrease)
	(in thousands)
Working capital	$5,546	$20,533	$(14,987)

Cash and cash equivalents	$12,083	$19,612	$(7,529)
Marketable securities	9,408	21,869	(12,461)

	$21,491	$41,481	$(19,990)

Cash Flows

Operating Activities

At September 30, 2006 we had working capital of $5.5 million, compared to working capital of $20.5 million at December 31, 2005. Our net cash used in operating activities was $18.9 million for the nine months ended September 30, 2006, resulting primarily from the $23.2 million net loss for the period, working capital outflows of $6.1 million, and a $0.2 million bad debt expense credit. The working capital outflows resulted from a decrease of $3.2 million in donations payables, an increase of $1.6 million in accounts receivable, a decrease of $0.8 million in accounts payable and accrued expenses and a decrease of $0.4 million in accrued employee benefits. These outflows were offset in part by non-cash charges totaling $8.8 million and working capital inflows of $1.8 million. Non-cash charges included $4.6 million in depreciation and amortization expenses, $3.7 million of stock-based compensation expense and $0.4 million of impairment of software development costs while the working capital inflows included a decrease of $0.9 million in prepaid expenses and other current assets and a $0.9 million increase in deferred revenue.

Our net cash used in operating activities for the nine months ended September 30, 2005 was $14.2 million resulting primarily from the $30.1 million loss for the period and working capital outflows of $2.1 million. The working capital outflows resulted from an increase in account receivable of $1.4 million and a decrease in accounts payable and accrued expenses of $0.7 million. These outflows were offset in part by non-cash charges of $5.7 million for stock-based compensation, $4.1 million for amortization and depreciation and $0.7 million of bad debt expense, coupled with working capital inflows of $7.5 million. The working capital inflows resulted from an increase in deferred revenue of $3.4 million, an increase in donations payable of $3.2 million, an increase in accrued employee benefits of $0.6 million and a decrease in prepaid expenses and other current assets of $0.2 million.

At September 30, 2006, we had net accounts receivable of $7.8 million compared to $6.0 million at December 31, 2005. Accounts receivable at September 30, 2006 and December 31, 2005 represented approximately 64 and 53 days of revenue, respectively. Terms with individual customers vary greatly; however, we typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volumes and due to quarterly variations in donations processed and timing of implementation of services and receipts from large customers and the timing of contract payments. The increase in accounts receivable is due to billing delays associated with the implementation of a new billing system.

Investing Activities

Net cash provided by investing activities was $11.8 million for the nine months ended September 30, 2006. This was primarily the result of the sale of $17.5 million of marketable securities and a decrease in other assets of $0.2 million, offset by the purchase of $5.0 million of marketable securities, additions of $0.7 million to software development costs and purchases of $0.2 million of property and equipment.

Net cash provided by investing activities was $11.7 million for the nine months ended September 30, 2005. This was primarily the result of the sale of $26.7 million of marketable securities, partially offset by the purchase of $11.9 million of marketable securities, purchases of $2.1 million of property and equipment, additions of $0.8 million to software development costs and acquisition costs of $0.3 million.

Financing Activities

During the nine months ended September 30, 2006, net cash used by financing activities was $0.3 million. This was primarily the result of payments under financing arrangements of $0.6 million net of $0.3 million of proceeds from the issuance of common stock under employee stock option and employee stock purchase plans.

Net cash provided by financing activities was $0.6 million for the nine months ended September 30, 2005. This primarily resulted from proceeds from the issuance of common stock under employee stock option and employee stock purchase plans of $0.7 million net of payments on notes payable of $0.1 million.

We believe that our cash, cash equivalents, short-term investments and anticipated operating cash flows will be sufficient to meet our planned working capital requirements and contractual commitments for at least the next 12 months. Our cash flows from operating activities have continued to improve quarter over quarter during 2006 as noted in the table below. A significant component of such operating cash flows is the change in donations payable to customers. Donations payable to customers represents amounts collected on behalf of our customers that are due and payable to such customers with a normal payment cycle of less than 30 days. Our cash flow from operations, exclusive of such changes in donations payable, has also continued to improve quarter over quarter during 2006.

	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006
Cash (used in) provided by operating activities	$(13,610)	$(7,459)	$2,122
Change in Donations payable to customers	(6,045)	(1,392)	4,212

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

Management believes that the new and existing internal controls related to revenue accounting and our financial close process must continue to be improved and operate effectively for a sufficient period of time to validate a conclusion that such controls are effective. As of September 30, 2006, management did not believe these criteria have been satisfied and that continued remediation efforts are necessary. As a result, management has concluded that, in light of the failure to confirm remediation of the material weakness related to revenue recognition and our financial close process, our disclosure controls and procedures were not effective as of the end of the fiscal period covered by this report.

Changes in Internal Control over Financial Reporting

Our efforts during the fiscal period covered by this report to remediate the deficiencies in our internal controls include the following:

Revenue Recognition Process

•	We continued to work with a nationally recognized consulting firm to assist with the configuration and deployment of an integrated accounting system. We made substantial progress in implementing a planning and customer relationship management technology solution, which will include order entry, revenue recognition and all related financial modules.

•	We hired a Vice President of Business Process Engineering and Operations to oversee the successful implementation of the integrated accounting system and various related financial modules discussed above.

•	We continued to provide additional training and documentation of our internal pricing policies to our sales, services, and product management personnel.

•	During the third quarter of 2006, we fine-tuned our controls over revenue recognition by designing new detective controls targeting specific risks related to each major revenue category. Implementation of these new controls is complete.

Financial Close Process

During the quarter ended September 30, 2006 we continued to enhance our period-end close and related journal entry review process by implementing adequate segregation of duties and by hiring a Director of SEC Reporting and an Accounting Lead to oversee the complete, accurate, and timely execution of the financial reporting process and related controls.

Other than the items noted above, we have made no significant changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2006 that would materially affect, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have experienced operating and net losses in each fiscal quarter since our inception, and as of September 30, 2006, we had an accumulated deficit of $118.2 million. We incurred net losses of $6.9 million and $23.2 million for the three and nine months ended September 30, 2006 and net losses of $8.3 and $30.1 million for the three and nine months ended September 30, 2005. We will need to increase revenues and reduce operating expenses to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We may also fail to accurately estimate our increased operating expenses as we grow. If our operating expenses exceed our expectations, our financial performance will be adversely affected. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

Our operating results have fluctuated and may fluctuate significantly, and these fluctuations may cause our stock price to fall.

Our operating results have varied significantly in the past and will likely vary in the future as the result of fluctuations in our revenues and operating expenses. For example, our net revenue decreased to $11.7 million for the three months ended September 30, 2006 from $12.1 million for the three months ended September 30, 2005 while our net revenue for the nine months ended September 30, 2006 increased to $35.2 million from $31.9 million for the nine months ended September 30, 2005. Our net loss decreased to $6.9 million and $23.2 million for the three and nine months ended September 30, 2006, from $8.3 million and $30.1 million for the three and nine months ended September 30, 2005. Although we have reviewed and implemented plans to help reduce our overall operating expenses and will continue to do so, operating expenses may increase in the future if we expand and hire additional personnel. Our revenues in any period depend substantially on monthly service fees, on the number and size of donations that we process in that period for customer sponsored fundraising events and on the sale and licensing of our software products. In addition, the number and size of transactions we process tends to be seasonal, with the first calendar quarter representing the seasonal low for non-profit fundraising. As a result, it is possible that in some future periods, our revenues may not meet our expectations or, due to our increased expense levels, our results of operations may be below the expectations of current or potential investors. If this occurs, the price of our common stock may decline.

Recent acquisitions and potential future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources, which could prevent us from properly servicing and maintaining customer relationships.

Acquisitions have been an important part of our development to date. During 2004, we completed acquisitions of several complementary businesses including Prospect Information Network, Carol/Trevelyan Strategy Group, BNW, Inc., KindMark, Inc., Kamtech, Inc., Giving Capital, Inc. and American Fundware, Inc. In the first quarter of 2005, we completed the acquisition of Gold Box, Inc. As part of our business strategy, we may acquire companies, services and technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with important customer contacts or otherwise offer growth opportunities. Acquisitions and investments involve numerous risks, including:

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

To execute our growth plan, we have significantly increased the size of our sales force and software development staff. To successfully meet our objectives, we must continue to attract and retain highly qualified sales and software development personnel with specialized skill sets focused on the nonprofit industry. In addition, we have experienced a high level of employee turnover. Competition for qualified sales and software development personnel can be intense, and we cannot assure you that we will be successful in retaining current employees or attracting and retaining new ones. The pool of qualified personnel with experience working with or selling to nonprofit organizations is limited. Our ability to expand our sales team will depend on our ability to recruit, train and retain top quality people with advanced skills who understand sales to nonprofit organizations. Because the sale of online fund raising solutions is still relatively new, there is a shortage of sales personnel with the experience we need. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for our business. In addition, it takes time for our new sales personnel to become productive, particularly with respect to obtaining major customer accounts. In many cases, newly hired sales personnel are unable to develop their skills rapidly enough, which results in a relatively high turnover rate and a corresponding increased need to make continual new hires. If we are unable to hire or retain qualified sales and software development personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity slower than anticipated, it would be more difficult for us to sell our solution, and we may experience a shortfall in revenues and not achieve our planned growth.

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

Our success and ability to compete depend in part on our internally developed technology and software applications. We rely on patent, trademark, copyright and trade secret laws and restrictions in the United States and other jurisdictions, together with contractual restrictions on our employees, strategic partners and customers, to protect our proprietary rights. Any of our trademarks may be challenged by others or invalidated through administrative process or litigation. As of September 30, 2006, we have three issued patents, 21 pending patent applications in the United States and 1 foreign pending patent application. We may not be successful in obtaining these patents and we may be unable to obtain additional patent protection in the future. In addition, any issued patents may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our solution is available. As a result, we cannot assure you that our means of protecting our proprietary rights will be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our revenues and prospects for growth.

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

In addition, the stock market in general, the Nasdaq Global Market, and the market for shares of technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities and technology companies have been particularly volatile. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, shareholder derivative lawsuits securities class action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

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

As described in Item 9A of our Annual Report on Form 10-K, we identified several material weaknesses in our control over financial reporting in connection with the audit of our financial statements for the year ended December 31, 2005. Management believes that new and existing internal controls related to revenue accounting and our financial close process must continue to be improved and operate effectively for a sufficient period of time to validate a conclusion that such controls are effective. As a result, management has concluded that our disclosure controls and procedures were not effective as of September 30, 2006. We have implemented, and continue to implement, actions to address these weaknesses and to enhance the reliability and effectiveness of our internal controls and operations; however, we cannot assure you that the measures we have taken to date or any future measures will remediate the material weaknesses discussed in this Report.

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

Our executive officers, directors and their affiliates own, in the aggregate, approximately 30.3% of our outstanding common stock as of September 30, 2006. As a result, these persons, acting together, have the ability to exercise significant influence over the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us. In addition, these persons, acting together, have the ability to control our management and affairs. This concentration of ownership may harm the market price of our common stock by, among other things:

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

For example, effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 Share-Based Payment (revised 2004) (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which requires us to treat the fair value of stock options granted to employees as an expense. Prior to January 1, 2006, we were generally not required to record compensation expense in connection with stock option grants to employees, and we have relied heavily on stock options to motivate existing employees and attract new employees. The change had a significant impact on our results of operations for the three and nine months ended September 30, 2006. The specific impact of the new standard in future periods, however, cannot be predicted at this time because it will depend on levels of stock options or other share-based payments granted and the possible variability in the valuation assumptions used in the future. The requirement to expense the fair value of stock option grants may reduce the attractiveness of granting stock options. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees.

Any other subsequent changes in the accounting rules applicable to us may also have an adverse effect on our results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on July 20, 2006, the following individuals, both members of the Board of Directors were re-elected as Class III directors: Harry E. Gruber, M.D. and Hector Garcia-Molina, Ph.D. For each elected director, the results of the voting were:

	Affirmative Votes	Votes Withheld
Harry E. Gruber, M.D.	24,433,404	2,890,237
Hector Garcia-Molina, Ph.D.	24,211,978	3,111,663

Our stockholders also voted to approve the amendment to the 2003 Equity Incentive Plan to increase the maximum aggregate number of shares that may be issued thereunder by 950,000. The results of the voting on this proposal were:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes
18,910,708	1,914,905	33,635	6,464,393

The foregoing proposal was approved and accordingly ratified.

Our stockholders also voted to ratify Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006. The results of the voting on this proposal were:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes
27,066,927	236,235	20,479	-0-

The foregoing proposal was approved and accordingly ratified.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description of Document

3.2 (1)	Amended and Restated Certificate of Incorporation of the Registrant

3.4 (1)	Amended and Restated Bylaws of the Registrant

3.5 (2)	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock of Kintera, Inc.

Exhibit Number	Description of Document

4.1 (3)	Specimen Common Stock Certificate

4.2 (2)	Rights Agreement, dated as of January 25, 2006, between the Registration and U.S. Stock Transfer Corp.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-109169) dated November 4, 2003.

(2)	Filed on Current Report on Form 8-K on January 25, 2006.

(3)	Filed with Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-109169) dated December 10, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINTERA, INC.

By:	/s/ RICHARD DAVIDSON
Richard Davidson
Chief Financial Officer

Date: November 9, 2006