Form 10-K
period 2006-12-31
KINTERA INC
filed 2007-03-30
CIK 1117119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b2).    Yes ☐    No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2006 as reported on the The NASDAQ Global Market was $49,047,939. This number excludes shares of common stock held by executive officers, directors and stockholders whose ownership exceeds 10% of the shares outstanding at June 30, 2006. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

As of March 1, 2007, there were 40,113,705 shares of the registrant’s common stock outstanding.

KINTERA INC.

Form 10-K

For the Fiscal Year Ended December 31, 2006

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

PART I

Item 1. Business

Overview

We are an innovative provider of software and services that enable nonprofit organizations to use the Internet to increase donations, reduce fundraising costs, improve operations and build awareness and affinity for their causes by bringing employees, volunteers and donors together in online, interactive communities. Many of the more than 2 million nonprofit organizations registered with the Internal Revenue Service in the United States use Internet software tools to enhance their fundraising and communication efforts. According to the ePhilanthropy Foundation, online giving has risen from $250 million in 2000 to more than $4.5 billion in 2005, and we believe this amount will continue to grow.

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

Since launching our service in the first quarter of 2001, we have experienced significant growth with our total online donations processed increasing from $9.0 million in 2002 to $53.0 million in 2003 to $149.2 million in 2004 to $303.0 million in 2005 and $316.8 million in 2006. Acquisitions have been an important part of our development to date. These acquisitions enabled us to expand our service offerings to include wealth profiling and screening services, accounting software, online grants, consulting and advocacy services. We may continue to acquire companies that provide us with proprietary technology, access to key accounts, or personnel with significant experience in the nonprofit industry.

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

Our accounting software is designed to help relieve the complexities of nonprofit and government financial management with:

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

For support of our accounting software, we offer a professional service group that will install and customize the software to a client’s specification. We offer webcast seminars and product training through regional training classes, Web-based eClasses, on-site classes, participation in local and regional user conferences, and Connections, our annual user conference.

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

Training: We offer on-site training, classroom training, eClasses and payroll boot camp

Advocacy Services

The advocacy module offers full support for managing email campaigns, advocacy campaign websites, and customized action centers – all the tools needed to advocate a cause. Along with the advocacy module, organizers use our integrated email module and Contact Relationship Management (“CRM”) database to educate supporters about issues related to their cause, while building rich profiles of their interests and activities, including political district, issue preference, action alert responsiveness, giving histories, purchases, event participation, and website activity with our Content Management System (“CMS”).

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

Sales and Marketing

We sell our software services primarily through our direct sales force, with sales professionals located at our headquarters in San Diego and in metropolitan areas throughout the United States. Our sales force consists of two teams, a team focused on smaller customers typically at a local level and a team focused on major accounts both locally and nationally. As of December 31, 2006, our total sales, marketing and customer support organization consisted of 209 employees.

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

We complement our direct sales force through relationships with third parties, such as consultants, publishers, and financial service providers. We also maintain relationships with a number of complementary businesses focused on direct marketing, donor database management and integration, event production and planning, public relations and web development for nonprofit organizations. These businesses use Kintera Sphere to enhance the quality and range of the services they provide to nonprofit organizations while remaining focused on their core strengths. For example, web developers can use our content management system to quickly develop websites for nonprofit organizations without relying on expensive, individually hosted content management systems designed for other industries. As a result, these web developers can focus more of their resources on qualitative and customer-specific issues. We typically provide compensation to these third parties in the form of commissions based upon the revenue that they generate.

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

Employees

As of December 31, 2006, we had 366 employees, including 81 in finance/administration, 209 in sales, marketing and customer support, and 76 in product development and operations. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Item 1A. Risk Factors

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occur with material adverse effects on Kintera, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have a history of losses, and we may not achieve or maintain profitability.

We have experienced operating and net losses in each fiscal quarter since our inception, and as of December 31, 2006, we had an accumulated deficit of $128.1 million. We incurred net losses of $33.1 million for the year ended December 31, 2006 and $41.9 million for the year ended December 31, 2005. We will need to increase revenue and reduce operating expenses to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We may also fail to accurately estimate our operating expenses as we grow, and if our operating expenses exceed our expectations, our financial performance will be adversely affected.

Our operating results have fluctuated and may fluctuate significantly, and these fluctuations may cause our stock price to fall.

Our operating results have varied significantly in the past and will likely vary in the future as the result of fluctuations in our revenue and operating expenses. For example, our revenue increased to $41.1 million for the year ended December 31, 2006, from $40.9 million for the year ended December 31, 2005 while our net loss decreased to $33.1 million for the year ended December 31, 2006, from $41.9 million for the year ended December 31, 2005. Although we have reviewed and implemented plans to help reduce our overall operating expenses and will continue to do so, operating expenses may increase in the future to the extent that we expand our selling and marketing activities and hire additional personnel. Our revenue in any period depends substantially on monthly service fees, on the number and size of donations that we process in that period for customer sponsored fundraising events and on the sale and licensing of our software products. In addition, the number and size of transactions we process tends to be seasonal, with the first calendar quarter representing the seasonal low for non-profit fundraising. As a result, it is possible that in some future periods, our revenue may not meet our expectations or, due to our increased expense levels, our results of operations may be below the expectations of current or potential investors. If this occurs, the price of our common stock may decline.

Because we have a limited operating history, it is difficult to evaluate our prospects.

We incorporated in February 2000 and first achieved meaningful revenue in 2001. As a result, we will encounter risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. These risks include the following:

•	we may not increase our sales to our existing customers and expand our customer base;

•	fees related to Kintera Sphere are our principal source of revenue, and we may not successfully introduce new services and enhance existing services of Kintera Sphere;
•	we may not attract and retain key sales, technical and management personnel;
•	we may not effectively manage our anticipated growth; and
•	our plan to reduce operating expenses and focus on core activities may disrupt our customer relationships.

In addition, because of our limited operating history and the early stage of the market for online fundraising solutions, we have limited insight into trends that may emerge and affect our business.

Historical acquisitions and potential future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources, which could prevent us from properly servicing and maintaining customer relationships.

Acquisitions have been an important part of our development to date. In prior years, we completed acquisitions of several complementary businesses as part of our business strategy, and several of those acquisitions did not provide the anticipated benefits. We may also acquire companies, services and technologies in the future that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities, provide us with important customer contacts or otherwise offer growth opportunities. Acquisitions and investments involve numerous risks, including:

•	difficulties in integrating operations, technologies, services, accounting and personnel;
•	difficulties in supporting and transitioning customers of our acquired companies;
•	diversion of financial and management resources from existing operations;
•	risks of entering new sectors of the nonprofit industry;
•	potential loss of key employees; and
•	inability to generate sufficient revenue to offset acquisition or investment costs.

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

In 2005, we began to market Kintera Sphere to nonprofit organizations in additional nonprofit sectors. Organizations in these other sectors may not rely on special events or be as willing to purchase our solutions as health and human services nonprofit organizations. If we are unable to increase awareness of Kintera Sphere and expand sales to other sectors of the nonprofit industry, our revenue may not increase as we expect.

If we are not able to manage our anticipated growth effectively, we may not become profitable.

Since commencing operations in 2000, we have experienced significant growth, and we anticipate that expansion will continue to be required to address potential market opportunities. There can be no assurance that our infrastructure will be sufficiently scalable to manage our experienced growth and any future projected growth. For example, our anticipated growth will result in a significant increase in the volume of transactions handled by our payment processing system. If we are unable to sufficiently enhance and improve this system to handle this increased volume, our operating results and growth may suffer. There also can be no assurance that if we continue to expand our operations, management will be effective in expanding our physical facilities or that our systems, procedures or controls will be adequate to support such expansion. Our inability to manage our growth may harm our business.

Any failure to manage and accurately account for the large amounts of donations we process could diminish the use of Kintera Sphere, which may prevent or delay our becoming profitable.

Our ability to manage and account accurately for the online donations we process requires a high level of internal controls. We have a limited operating history of maintaining these internal controls, and we must monitor our internal controls to ensure they are effective. Our success requires significant customer and donor confidence in our ability to handle large and growing donation volumes and amounts. Any failure to maintain necessary controls or to accurately manage online donations could severely diminish nonprofit organizations’ and donors’ use of Kintera Sphere.

We may experience customer dissatisfaction and lose sales if our solution does not scale to accommodate a high volume of traffic and transactions.

We seek to generate a high volume of traffic and transactions on the websites we host for our customers. A portion of our revenue depends on the amount of donations raised by our customers using Kintera Sphere. Accordingly, the satisfactory performance, reliability and availability of our solution, including its processing systems and network infrastructure, are critical to our reputation and our ability to attract and retain new customers. Any system interruptions that result in the unavailability of our solution or reduced donor activity would reduce the volume of donations and may also diminish the attractiveness of our solution to our customers. Furthermore, our inability to add software and hardware or to develop and further upgrade our existing technology, payment processing systems or network infrastructure to accommodate increased traffic or increased transaction volume may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality of the user’s experience, and delays in reporting accurate financial information. We may be unable to effectively upgrade and expand our systems or to integrate smoothly any new technologies with our existing systems. We expect to continue to upgrade our Sphere system to improve its donor management capabilities. In addition, we will be introducing enhanced versions of our accounting system software in both a client server and a software as a service version. Any inability to do so would have an adverse effect on our ability to maintain customer relationships and grow our business.

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

If we are unable to detect and prevent unauthorized use of credit cards and bank account numbers our reputation may be harmed and customers may be reluctant to use our service.

We rely on encryption and authentication technology to provide secure transmission of confidential information, including customer credit card and bank account numbers, and protect confidential donor data. Identity thieves and criminals using stolen credit card or bank account numbers could still potentially circumvent our anti-fraud systems. We maintain a SAS70 audit rating and are PCI compliant. We may have to spend significant money and time maintaining these controls in order to protect from unauthorized credit care use.

If we are unable to safeguard confidential donor data, our reputation may be harmed and customers may be reluctant to use our service.

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

System failure could harm our reputation and reduce the use of Kintera Sphere by nonprofit organizations, which could cause our revenue and operating results to decline.

If nonprofit organizations believe Kintera Sphere to be unreliable, they will be unlikely to use Kintera Sphere which will harm our revenue and profits. Our systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, electronic virus or worm attacks and similar events. They also could be subject to break-ins, sabotage and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities could result in interruptions in our services. Our business interruption insurance may not be sufficient to compensate us for losses that may occur. Interruptions in our service could harm our reputation and reduce our revenue and profits.

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

Any delay or failure to complete sales in a particular quarter could reduce our revenue in that quarter, as well as subsequent quarters over which revenue for the sale may be recognized. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenue.

Because we recognize revenue from upfront payments ratably over the term of the contract, downturns in sales may not be immediately reflected in our revenue.

We have derived the substantial majority of our historical revenue from fees paid by nonprofit organizations related to their use of Kintera Sphere, and we anticipate that Kintera Sphere will account for an increasing portion of our revenue in future periods. The fees we receive for Kintera Sphere include upfront fees that nonprofit organizations pay for the right to access to Kintera Sphere. We recognize revenue from the upfront service fees over the term of the contract, which is typically one year or more. As a result, a portion of our revenue in each quarter is deferred revenue from contracts entered into and paid for during previous quarters. Because of this deferred revenue, the revenue we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of Kintera Sphere.

Our ability to generate increased revenue depends in part on the efforts of our strategic partners, over whom we have little control.

Our ability to generate increased revenue depends in part upon the ability and willingness of our strategic partners to increase awareness of our solution to their customers. If our strategic partners fail to increase awareness of our solution or to assist us in getting access to decision-makers, then we may need to increase our marketing expenses, change our marketing strategy or enter into marketing relationships with different parties, any of which could impair our ability to generate increased revenue.

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

In the past year we have experienced a high rate of employee turnover at all levels and a transition in our executive management. Our newly-hired employees have not worked with our new executive management team and finance personnel for a significant length of time, and we cannot assure you that these management transitions will not result in some disruption of our business. If our new executive management team and finance department are unable to work together effectively to implement our strategies, manage our operations and accomplish our objectives, our business, operations and financial results could be severely impaired.

Because competition for highly qualified sales and software development personnel is intense, we may not be able to attract and retain the employees we need to support our planned growth.

To successfully meet our objectives, we must continue to attract and retain highly qualified sales and software development personnel with specialized skill sets focused on the nonprofit industry. In addition, we have experienced a high level of employee turnover. Competition for qualified sales and software development personnel can be intense, and we cannot assure you that we will be successful in retaining current employees or attracting and retaining new ones. The pool of qualified personnel with experience working with or selling to nonprofit organizations is limited. Our ability to meet our sales objectives will depend in part on our ability to recruit, train and retain top quality people with advanced skills who understand sales to nonprofit organizations. Because the sale of online fund raising solutions is still relatively new, there is a shortage of sales personnel with the experience we need. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for our business. In addition, it takes time for our new sales personnel to become productive, particularly with respect to obtaining major customer accounts. In many cases, newly hired sales personnel are unable to develop their skills rapidly enough, which results in a relatively high turnover rate and a corresponding increased need to make continual new hires. If we are unable to hire or retain qualified sales and software development personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity slower than anticipated, it would be more difficult for us to sell our solution, and we may experience a shortfall in revenue and not achieve our planned growth.

Our failure to compete successfully against current or future competitors could cause our revenue or market share to decline.

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

In the past, we have competed with these companies by focusing on and committing significant resources to promote awareness of Kintera Sphere to nonprofit organizations in the health and human services sector, and by developing features to better meet the needs of our customers. However, the companies we compete with may have greater financial, technical and marketing resources, generate greater revenue and have better name recognition than we do. These competitive pressures could cause our revenue and market share to decline.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and establish our Kintera Sphere brand.

Our success and ability to compete depend in part on our internally developed technology and software applications. We rely on patent, trademark, copyright and trade secret laws and restrictions in the United States and other jurisdictions, together with contractual restrictions on our employees, strategic partners and customers, to protect our proprietary rights. Any of our trademarks may be challenged by others or invalidated through administrative process or litigation. As of March 1, 2007, we have four issued patents and 19 pending patent applications in the United States and one pending international patent application. We may not be successful in obtaining these patents, and we may be unable to obtain additional patent protection in the future. In addition, any issued patents may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our solution is available. As a result, we cannot assure you that our means of protecting our proprietary rights will be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our revenue and prospects for growth.

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

In addition, the stock market in general, the Nasdaq Global Market, and the market for shares of technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities and technology companies have been particularly volatile. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, shareholder derivative lawsuits and securities class action litigation have often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

Our publicly-filed reports are reviewed from time to time by the SEC, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of our common stock.

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

During 2005 and 2006 we identified material weaknesses in our internal control. If we continue to fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business.

As described in Item 9A of this Annual Report on Form 10-K, we identified a material weaknesses in our internal control over financial reporting in connection with the audit of our financial statements for the year ended December 31, 2006. We believe that new and existing internal controls related to revenue recognition need to be developed and be improved and operate effectively for a sufficient period of time to validate a conclusion that such controls are effective. As a result, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2006. We have implemented, and continue to implement, actions to address these weaknesses and to enhance the reliability and effectiveness of our internal controls and operations; however, we cannot assure you that the measures we have taken to date or any future measures will remediate the material weaknesses discussed in this Report.

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

Our directors and their affiliates own, in the aggregate, approximately 27.8% of our outstanding common stock as of December 31, 2006. As a result, these persons, acting together, have the ability to exercise significant influence over the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Our existing sources of cash and cash flows may not be sufficient to fund our activities. As a result, we may need to raise additional funds, and such funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products and services, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

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

For example, effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 Share-Based Payment (revised 2004) (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which requires us to treat the fair value of stock options granted to employees as an expense. Prior to January 1, 2006, we were generally not required to record compensation expense in connection with stock option grants to employees, and we have relied heavily on stock options to motivate existing employees and attract new employees. The change had a significant impact on our results of operations for the year ended December 31, 2006. The specific impact of the new standard in future periods, however, cannot be predicted at this time because it will depend on levels of stock options or other share-based payments granted and the possible variability in the valuation assumptions used in the future. The requirement to expense the fair value of stock option grants may reduce the attractiveness of granting stock options. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees.

Any other subsequent changes in the accounting rules applicable to us may also have an adverse effect on our results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease approximately 38,000 square feet in San Diego, California, for our corporate headquarters and principal offices. We also lease space in Denver, Colorado; Eugene, Oregon; Washington, D.C.; San Francisco, California and Philadelphia, Pennsylvania.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on The NASDAQ Global Market under the symbol “KNTA” since December 19, 2003. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low sales prices on The NASDAQ Global Market of our common stock for the periods indicated.

Quarter Ended	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Fiscal year 2005
Common stock price per share:
High	$9.90	$5.84	$4.64	$3.58	$9.90
Low	5.10	3.00	2.60	2.48	2.48

Fiscal year 2006
Common stock price per share:
High	$3.03	$1.99	$2.02	$1.74	$3.03
Low	1.36	1.06	1.39	1.15	1.06

As of March 1, 2007, there were 229 holders of record of our common stock. On March 1, 2007, the last sale price reported on The NASDAQ Global Market for our common stock was $1.65 per share.

Comparison of Five-Year Cumulative Total Returns
Performance Graph for
Kintera, Inc.

Produced on 01/30/2007 including data to 12/29/2006

$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
$20
$10
06/30/2003
12/31/2003
12/31/2004
12/30/2005
12/29/2006
132.5
125.2
12.1

Legend

Symbol	CRSP Total Returns Index for:	12/2003	12/2004	12/2005	12/2006
——— ■	Kintera, Inc.	120.4	87.5	28.8	12.1
— — — ★	Nasdaq Stock Market (US Companies)	102.5	111.6	113.9	125.2
- - - - ▲	NASDAQ Stocks (SIC 7370-7379 US Companies) Computer Prog, Data Proc, & Other Computer Related Services	101.5	114.1	118.5	132.5

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 12/19/2003.

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

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fiscal quarter ended December 31, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for the securities authorized for issuance under equity compensation plans.

Item 6. Selected Consolidated Financial Data

The table below sets forth our selected consolidated financial data. We prepared this information using the consolidated financial statements of Kintera, Inc. for the five years ended December 31, 2006. The consolidated financial statements include the results of operations of acquisitions commencing on their respective acquisition dates. See Note 2 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

You should read this selected consolidated financial data together with the Consolidated Financial Statements and related Notes contained in this Report and in our prior and subsequent reports filed with the SEC, as well as the section of this Report and our other reports entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Statement of Operations Data

	Years Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Total net revenue	$1,933	$7,965	$23,717	$40,924	$41,103
Cost of revenue	323	1,386	5,868	11,084	12,102

Gross profit	1,610	6,579	17,849	29,840	29,001

Total operating expenses	11,043	16,432	37,469	72,816	62,996

Loss from operations	(9,433)	(9,853)	(19,620)	(42,976)	(33,995)
Interest income and other	17	(19)	383	1,072	925

Loss before income taxes	(9,416)	(9,872)	(19,237)	(41,904)	(33,070)
Provision for income taxes	—	—	—	—	53

Net loss	$(9,416)	$(9,872)	$(19,237)	$(41,904)	$(33,123)

Loss per common share
Basic and diluted	$(1.44)	$(0.97)	$(0.77)	$(1.36)	$(0.93)
Number of shares used in per share computations
Basic and diluted	6,545	10,160	25,122	30,781	35,798

Consolidated Balance Sheet Data
	Years Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Cash, cash equivalents and marketable securities	$3,029	$37,873	$45,636	$30,193	$18,932
Total assets	$5,637	$47,757	$86,938	$77,672	$65,221
Total stockholders’ equity	$3,764	$42,154	$68,587	$48,940	$25,602

Stock-based Compensation Data
	Years Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Sales and marketing	$369	$1,667	$3,266	$5,162	$1,557
Product development and support	170	817	852	986	537
General and administrative	12	362	883	959	2,433

	$551	$2,846	$5,001	$7,107	$4,527

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-K. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including (without limitation) the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in this Annual Report filed on Form 10-K. Risk factors that could cause actual results to differ from those contained in the forward-looking statements, including but not limited to: our limited operating history; our history of losses; our dependence on increased acceptance by nonprofit organizations of online fundraising; lengthy sales cycles for major customers; our need to manage growth; risks associated with accounting for and processing large amounts of donations; the rapidly changing technologies and market demands; and other risks identified in this Quarterly Report on Form 10-K.

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

Although our revenue has increased on a year over year basis, we have experienced significant net losses and negative cash flows from operations in each fiscal period since inception, and as of December 31, 2006, we had an accumulated deficit of $128.1 million. Since inception, we have significantly increased our revenue through a combination of factors, including (i) obtaining new customers, (ii) expanding existing customer relationships, (iii) acquiring complementary businesses, (iv) expanding the features of Kintera Sphere, (v) increasing the number and amount of donations we process that result in transaction-based fees and (vi) offering new and improved products and services.

Sources of Revenue

We generate the majority of our revenue from arrangements with nonprofit organizations related to their use of Kintera Sphere to manage their websites, special events and membership, organize individuals, advocate causes, perform wealth screening, raise major gifts, deliver services and programs and execute personalized marketing campaigns. We primarily enter into customer contracts for Kintera Sphere that are one year or more in duration. Our customers pay us upfront fees and monthly service fees for access to Kintera Sphere, and transaction-based fees tied to the donations and purchases we process. Revenue from upfront service fees is deferred and recognized as revenue over the entire term of our contracts. Revenue from transaction processing fees is recognized as they are earned. We have experienced significant growth with our total online donations processed increasing from $9.0 million in 2002 to $53.0 million in 2003 to $149.2 million in 2004 to $303.0 million in 2005 and $316.8 million in 2006. Revenue from Service plan and maintenance associated with Kintera Sphere represented approximately 43%, 43% and 26% of our total net revenue in 2006, 2005 and 2004, respectively. Revenue from data and support services represented approximately 16%, 21% and 18% of our total net revenue in 2006, 2005 and 2004, respectively. We also enter into service contracts and implementation contracts related to Kintera Sphere that are 12 months or longer in duration.

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

We also generate a material amount of revenue through our FundWare business, which we acquired from Intuit in December 2004 for $11.0 million in cash. Revenue from this operation is derived from perpetual license fees for the FundWare accounting software package, as well as related product support, professional services, outsourced payroll services and transaction fees.

The demand for our services has been affected in the past, and may continue to be affected in the future, by various factors, including but not limited to, the following:

•	economic conditions;

•	the timing or cancellation of significant clients;

•	world events; and

•	seasonality.

For these and other reasons, our net revenue and results of operations in 2006 and prior periods may not necessarily be indicative of future net revenue and results of operations. See Item 1A of this Annual Report for more discussion of factors that could affect our operating results.

Our top ten customers generated an aggregate of 15% of our total net revenue for the year ended December 31, 2006. No customer generated greater than 10% of total net revenue in 2006, 2005 or 2004.

Cost of Revenue and Operating Expenses

Cost of Revenue. Cost of revenue includes salaries, benefits and related expenses of operations and database support and implementation and support services, as well as data costs and amortization of software. Gross profit represents net revenue less the costs of revenue for personnel engaged in database support. Gross profit percentage is highly dependent on contract agreements, donation volume and overhead allocations. We do not believe that historical gross profit margins are a reliable indicator of future gross profit margins. As our service and support costs continue to rise due to the increase in services activity relative to our other produce lines, we anticipate that our overall gross margin will decrease. During the first quarter of 2006, we implemented a new project accounting module that better tracks and records costs associated with each product line and customer. We anticipate this will improve our visibility into the factors that cause margin fluctuations and in turn our ability to control such factors so as to achieve consistent, sustainable gross margins for each of our major revenue sources.

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

During 2006 and 2005, we incurred a significant amount of outside consultant costs and audit fees to comply with the provisions of the Sarbanes-Oxley Act of 2002 relating to management’s assessment of internal control over financial reporting.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under that transition method, compensation expense that we recognized beginning on that date included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. At December 31, 2005, there was $3.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. In accordance with the provisions of SFAS 123(R), all deferred compensation previously recorded and unamortized as of January 1, 2006 has been eliminated with a corresponding reduction in additional paid in capital. The expense associated with such unamortized deferred compensation balances is included as a component of the expense recognized in accordance with SFAS 123(R) beginning January 1, 2006.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 7 to the financial statements. We estimate the expected term of options granted based on the history of grants and exercises in our option database. We estimate the volatility of our common stock at the date of grant based on both the historical volatility as well as the implied volatility of publicly traded options on our common stock, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We amortize the fair value on an accelerated basis over the vesting period of the awards, which is typically four years. We may elect to use different assumptions under the Black-Scholes option valuation model in the future or select a different option valuation model altogether, which could materially affect our net income or loss and net income or loss per share in the future.

Acquisitions

Acquisitions have been an important part of our development and growth to date. These acquisitions enabled us to expand our service offerings to include wealth profiling and screening services, directed giving programs, accounting software, online grants, consulting and advocacy services. We may continue to acquire companies that provide us with proprietary technology, access to key accounts, or personnel with significant experience in the nonprofit industry. During 2004, we completed acquisitions of several complementary businesses including Prospect Information Network (“PIN”), Carol/Trevelyan Strategy Group (“CTSG”), BNW, Inc., Kindmark, Kamtech, Inc., Giving Capital, Inc. and American Fundware, Inc. (“Fundware”), and in 2005, we completed the acquisition of Gold Box, Inc. (“Gold Box”).

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

In February 2004, we completed the acquisition of PIN, which is now part of our wealth screening business. We issued approximately 219,000 shares of restricted common stock subject to vesting ratably over a period of 36 months. Up to 336,000 additional shares of common stock were being held in escrow and could be released to the members of PIN if the revenue generated from PIN’s business during the year following the closing of the transaction meets certain targets. In addition, some of the shares issued to the PIN members are being held in escrow to secure the obligations of PIN and its members under the purchase agreement. In the third quarter of 2005, we released 167,810 shares of common stock, formerly held in escrow, to the former shareholders of PIN upon the achievement of revenue targets. As a result of the release, we recorded additional goodwill of approximately $2.1 million. In the first quarter of 2006, we released 55,936 shares of common stock, formerly held in escrow, to the former shareholders of PIN upon the achievement of revenue targets. As a result of the release, we recorded additional goodwill of approximately $0.1 million.

Business Enterprise Segments

In accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we are required to report financial and descriptive information about our reportable operating segments. We identify our operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. We operate in one reportable operating segment: software and service provider to not-for-profit organizations.

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

Revenue Recognition. The Company derives revenue from fees paid by nonprofit organizations related to the use of Kintera Sphere as well as from the Company’s service offerings for wealth profiling and screening, advocacy campaigns and directed giving, from licenses of the Company’s prepackaged accounting software and from multiple element arrangements that may include any combination of these items. Revenue is recognized in accordance with the provisions of SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (upon contract signing or receipt of an authorized purchase order from the customer); (2) delivery has occurred (upon performance of services in accordance with contract specifications); (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties (credit terms extending beyond twelve months or significantly longer than is customary are deemed not to be fixed and determinable); and (4) collection is reasonably assured (there are no indicators of non-payment based upon history with the customer and/or upon completion of credit procedures). Billings made or payments received in advance of providing services are deferred until the period these services are provided. If at the outset of an arrangement it is determined that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due. If at the outset of an arrangement it is determined that collectibility is not probable, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment.

For arrangements with multiple elements, revenue recognition is based on the individual units of accounting determined to exist in the arrangement. A delivered item(s) is considered a separate unit of accounting when the delivered item(s) has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item(s) and, if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Items are considered to have stand-alone value when they are sold separately by any vendor or the customer could resell the item on a stand-alone basis. Fair value of an item is generally the price charged for the product when regularly sold on a stand-alone basis. When objective and reliable evidence of fair value exists for all units of accounting in an arrangement, arrangement consideration is generally allocated to each unit of accounting based upon their relative fair values. In those instances when objective and reliable evidence of fair value exists for the undelivered item(s) but not for the delivered items, the residual method is used to allocate arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate fair value of the undelivered item(s). When the Company is unable to establish stand-alone value for delivered item(s) or when fair value of an undelivered item(s) has not been established, as currently is the case for the upfront payments for activation, maintenance, and use of Kintera Sphere, a single unit of accounting is deemed to exist and revenue is generally recognized on a straight-line basis over the entire term of the arrangement. When contingent payments are received for the elements the Company recognizes these payments over the remaining term of the arrangement.

To date, the arrangements that contain multiple elements have been contracts that include upfront payments for activation fees received, data screening arrangements, monthly fees for the maintenance and use of the Company’s software, professional services and transaction fees tied to the donations and purchases that are processed. Revenue associated with the upfront payments is deferred and recognized on a straight-line basis over the entire term of the contract which in general ranges from twelve to thirty-six months. Revenue related to monthly maintenance and transaction fees for donations made through the website are recognized as services are provided. Credit card fees directly associated with processing customer donations and billed to customers are excluded from revenue in accordance with Emerging Issues Task Force (EITF) consensus on Issue 99-19. Reporting Revenue Gross as a Principal verses Net as an Agent.

Revenue from software licenses and related installation, training and consulting services is recognized in accordance with the American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, Software Revenue Recognition, as modified by SOP 98-4. License revenue is generally recognized up-front upon delivery of the licensed software, with arrangement consideration allocated to the license element using the residual method. This methodology is used when there is vendor-specific objective evidence (“VSOE”) of fair value for the remaining deliverables and when the remaining services to be provided do not involve the significant production, modification or customization of the licensed software. If VSOE of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. Revenue from postcontract customer support services is recognized separately on a straight-line basis over the term of the support period. VSOE for postcontract customer support services is based on customer renewal rates. Revenue from installation, training and consulting services is generally recognized separately as the services are performed. VSOE for installation, training and consulting services is based on the normal pricing practices for those services when regularly sold on a stand-alone basis. In order for the installation, training and consulting services to be accounted for separately, sufficient VSOE must exist to permit allocation to the various elements of the arrangement, the services must not be essential to the functionality of any other element of the transaction and the services must be described in the contract such that the total price of the arrangement would be expected to vary as a result of the inclusion or exclusion of the services. For arrangements with services that are essential to the functionality of the software but do not involve the significant production, modification or customization of the licensed software, the license and related service revenue are recognized upon the latter of the delivery of the license and the completion of the services, with the residual method utilized for the remaining elements in the contract. If the services involve the significant production, modification or customization of the licensed software, contract accounting is applied to both the software and service elements included in the arrangement in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. To date, license and service revenue recognized pursuant to SOP 81-1 has not been significant.

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

The Company also enters into transactions that either exchange advertising for advertising (“Advertising Barter”) or advertising for other products and services (“Non-advertising Barter”). Advertising Barter transactions are recorded at the lesser of estimated fair value of the advertising received or given in accordance with the provisions of EITF Issue No. 99-17, Accounting for Barter Transactions. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Revenue for Non-advertising Barter transactions are recognized at the estimated fair value when the advertising spots received under such contracts are either used or sold to third parties.

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

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to other intangible assets impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate goodwill and other purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. In fiscal 2006, in accordance with SFAS No. 142, management determined that there was only one reporting unit to be tested. The goodwill impairment test compares the implied fair value of the reporting unit with the carrying value of the reporting unit. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

For fiscal 2006, we evaluated goodwill for impairment in both the second quarter and the fourth quarter. In the second quarter evaluation the discounted cash flows for the reporting unit were based on discrete one-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. The median five-year compounded annual growth rate of earnings was 31% during the discrete forecast period and the future cash flows were discounted to present value using a discount rate of 26% and residual growth rates of 5%.

In the fourth quarter evaluation the discounted cash flows for the reporting unit were based on discrete one-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. The median five-year compounded annual growth rate of earnings was 30% during the discrete forecast period and the future cash flows were discounted to present value using a discount rate of 22% and residual growth rates of 5%.

We did not recognize any goodwill impairment as a result of performing these tests. A variance in the discount rate or the estimated revenue growth rate could have a significant impact on the estimated fair value of the reporting unit and consequently the amount of identified goodwill impairment.

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

Accounting for Software Development Costs. We account for Internal Use Software Development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). In accordance with SOP 98-1, costs to develop internal use computer software during the application development stage are capitalized. Internal use capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in cost of revenue in the accompanying consolidated statements of operations. The Company reviews the software that has been capitalized for impairment on a yearly basis, or otherwise as conditions might arise that would require a review. For the years ended December 31, 2006, 2005 and 2004, the Company recognized $167,000, $90,000 and $0 impairment loss for projects terminated, respectively. The impairment loss is included in operating expenses in the accompanying consolidated statements of operations. For the years ended December 31, 2006, 2005 and 2004 we capitalized $0, $(23,000) and $435,000 of internal development costs associated with internal use software, respectively.

We account for the development cost of software that is marketed to customers in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when software has completed a detail program design for its intended use. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in cost of revenues in the accompanying consolidated statements of operations. We periodically review the software that has been capitalized for impairment. The Company reviews the software that has been capitalized for impairment on a yearly basis, or otherwise as conditions might arise that would require a review. For the years ended December 31, 2006, 2005 and 2004 the Company recognized $410,000, $174,000 and $0 impairment loss for projects terminated, respectively. The impairment loss is included in operating expenses in the accompanying consolidated statements of operations. For the years ended December 31, 2006, 2005 and 2004 we capitalized $861,000, $1.2 million and $1.7 million of internal development costs associated with software to be sold, leased or otherwise marketed, respectively.

Restatement of Quarterly Condensed Consolidated Financial Statements

Revenue Recognition

In connection with the audit of our financial statements for the year ended December 31, 2006 certain errors associated with our recognition of revenue during the first, second and third quarters of 2006 were identified. The errors generally related to contracts and agreements terms made during 2006 and were attributable to the integration of offerings from a number of our acquisitions with unique business and operating processes. The errors, in all cases, represented overstatements of revenue. The following line items represent revenue related categories that are consistent with the way management classifies its revenues internally and may not be representative of the fair value of those categories as defined by SOP 97-2 and EITF 00-21.

–	Multiple Element Software Agreement without VSOE of Fair Value for undelivered elements: We are party to a contract that provides for multiple software license deliveries based on locations, implementation, training and hardware. Given that we did not have VSOE for the undelivered software licenses we were precluded from recognizing revenue for any of the other elements in the arrangement until such a time as all of the software licenses had been delivered. We erroneously recognized revenue related to software, hardware and professional services provided to date. The effect of the related adjustment is to reverse revenue previously recognized and establish such amounts on the balance sheet as deferred revenue.

–

Accounting for post-contract support (PCS) agreements at Fundware: We recognized revenue relating to PCS agreements at our Fundware subsidiary that were not renewed. The effect of the related adjustment is to reverse revenue previously recognized and eliminate the associated accounts receivable against the related deferred revenue balance. In some cases, we recognized revenue relating to renewed PCS agreements at our Fundware subsidiary beginning on the date of the renewal invoice, which is typically generated 60 to 90 days in advance of the beginning of the renewal period. The effect of the related adjustment is to reverse the revenue recognized prematurely and re-establish such amounts as deferred revenue.

–	Multi-element agreements: We record hosting revenues at the inception of the agreement where essential functionality has been established and hosting services are the predominant element of the arrangement. During 2006, we inappropriately recorded revenues prior to the essential functionality being established or when implementation or other services were significant (and hosting services was not considered predominant). The effect of the related adjustments for arrangements where the implementation services were significant and hosting services were not considered to be the predominant element is to reverse the implementation services revenue until completion of these services and recognize them over the remaining hosting period. The effect on revenue associated with the arrangement where the implementation services are considered essential to the functionality is to defer the hosting and implementation services until the completion of the implementation services whereby the combination of both the hosting and professional services revenues will be recognized ratably over the remaining term of the hosting arrangement.

–	Wealth screening conversion from software to hosting: We recorded the value of revenue associated with the provision of wealth screening data when that data was delivered to the customer in accordance with American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, Software Revenue Recognition, as modified by SOP 98-4 consistent with the Company’s historic practice of providing the customer with a software license of their data. In 2006 we integrated our wealth screening offering with its Kintera Sphere hosting platform, and provided wealth screening data as part of its on-demand hosting model. This change in our procedures requires that we consider wealth screening to be an element of our multi-element hosting agreement, and as such to defer recognition of wealth screening revenue in accordance with the company’s accounting procedures for multi-element agreements.

Other

The restated financial statements also reflect the correction of other individually immaterial errors contained in the financial statements included in the Prior Report. These errors related to the accounting for stock based compensation, amortization of intangibles, and certain accrued liabilities. The effects of the restatement on the consolidated financial statements and a summary of the adjustments are provided below.

The following table summarizes the revenue recognition and other errors in each of the respective quarters, categorized by type of error.

	Quarter Ending			2006 Cumulative Amount
	March 31,	June 30,	September 30,
Revenue Errors by Category	2006	2006	2006
	(in thousands)
Multiple element software arrangement without VSOE of fair value for undelivered elements	$(249)	$(67)	$(276)	$(592)
Accounting for PCS arrangements	(13)	(403)	(164)	(580)
Multiple element arrangements	(197)	(459)	(628)	(1,284)
Wealth screening	(288)	(498)	(563)	(1,349)

Revenue Total	(747)	(1,427)	(1,631)	(3,805)

Expense Errors
Other	(173)	(79)	(343)	(595)

Total impact on net loss	$(574)	$(1,348)	$(1,288)	$(3,210)

The following table presents the impact of the revenue recognition and other errors on the Company’s previously reported condensed consolidated balance sheets for the quarters ended March 31, June 30, and September 30, 2006.

	Quarter ended March 31, 2006			Quarter ended June 30, 2006			Quarter ended September 30, 2006
	As Reported	Adjust- ments	As Restated	As Reported	Adjust- ments	As Restated	As Reported	Adjust- ments	As Restated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents (A)	$4,183	$—	$4,183	$4,662	$—	$4,662	$4,020	$—	$4,020
Restricted cash (A)	5,243	—	5,243	3,851	—	3,851	8,063	—	8,063
Marketable securities	18,003	—	18,003	11,072	—	11,072	9,408	—	9,408
Accounts receivable, net	7,793	(78)	7,715	10,418	—	10,418	7,816	—	7,816
Prepaid expenses and other current assets	1,810	—	1,810	1,178	—	1,178	1,311	—	1,311
Deferred costs	—	100	100	—	209	209	—	396	396

Total current assets	37,032	22	37,054	31,181	209	31,390	30,618	396	31,014

Property and equipment, net	3,167	(38)	3,129	2,813	(78)	2,735	2,191	—	2,191
Software development costs, net	2,141	—	2,141	2,162	—	2,162	1,959	—	1,959
Other assets	136	—	136	144	—	144	86	—	86
Intangible assets, net	9,870	—	9,870	9,094	30	9,124	8,317	70	8,387
Goodwill	11,815	—	11,815	12,017	—	12,017	12,017	—	12,017

Total assets	$64,161	$(16)	$64,145	$57,411	$161	$57,572	$55,188	$466	$55,654

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$1,664	$—	$1,664	$1,618	$—	$1,618	$1,228	$—	$1,228
Accrued expenses	734	—	734	938	—	938	982	—	982
Accrued employee benefits	2,332	—	2,332	2,066	—	2,066	2,015	—	2,015
Donations payable	5,243	—	5,243	3,851	—	3,851	8,063	—	8,063
Short-term notes payable	391	—	391	199	—	199	—	—	—
Deferred revenue	12,498	663	13,161	12,913	2,157	15,070	12,784	3,780	16,564

Total current liabilities	22,862	663	23,525	21,585	2,157	23,742	25,072	3,780	28,852
Deferred rent and other	91		91	75		75	59		59

Total liabilities	22,953	663	23,616	21,660	2,157	23,817	25,131	3,780	28,911

Stockholders’ equity
Preferred Stock	—	—	—	—	—	—	—	—	—
Common stock	36	—	36	36	—	36	36	—	36
Additional paid-in capital	145,514	(105)	145,409	147,019	(74)	146,945	148,216	(104)	148,112
Accumulated other comprehensive loss	(92)	—	(92)	(48)	—	(48)	(6)	—	(6)
Accumulated deficit	(104,250)	(574)	(104,824)	(111,256)	(1,922)	(113,178)	(118,189)	(3,210)	(121,399)

Total stockholders’ equity	41,208	(679)	40,529	35,751	(1,996)	33,755	30,057	(3,314)	26,743

Total liabilities and stockholders’ equity	$64,161	$(16)	$64,145	$57,411	$161	$57,572	$55,188	$466	$55,654

(A)	The cash and cash equivalents and restricted cash balances in the “As Reported” columns reflect the reclassification discussed in Note 1 to the Notes to Consolidated Financial Statements.

The following table presents the impact of the revenue recognition and other errors on the Company’s previously reported condensed consolidated statements of operations for the quarters ended March 31, June 30, and September 30, 2006.

	Quarter ended March 31, 2006			Quarter ended June 30, 2006			Quarter ended September 30, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(in thousands, except per share data)
Net revenues	$10,660	$(747)	$9,913	$12,809	$(1,427)	$11,382	$11,725	$(1,631)	$10,094
Cost of revenue	3,115	(101)	3,014	3,537	(108)	3,429	3,179	(187)	2,992

Gross profit	7,545	(646)	6,899	9,272	(1,319)	7,953	8,546	(1,444)	7,102

Operating expenses:
Sales and marketing	7,025	(41)	6,984	6,653	25	6,678	6,243	(10)	6,233
Product development and support	2,896	—	2,896	2,329	—	2,329	2,245	—	2,245
General and administrative	6,444	(31)	6,413	6,695	34	6,729	6,428	(106)	6,322
Amortization of purchased intangibles	777	—	777	776	(30)	746	776	(40)	736

Total operating expenses	17,142	(72)	17,070	16,453	29	16,482	15,692	(156)	15,536

Operating loss	(9,597)	(574)	(10,171)	(7,181)	(1,348)	(8,529)	(7,146)	(1,288)	(8,434)
Other income (expense):
Interest income (expense) and other, net	316	—	316	175	—	175	213	—	213

Net loss	$(9,281)	$(574)	$(9,855)	$(7,006)	$(1,348)	$(8,354)	$(6,933)	$(1,288)	$(8,221)

Loss per common share—basic and diluted	$(0.26)	$(0.03)	$(0.29)	$(0.20)	$(0.04)	$(0.23)	$(0.19)	$(0.04)	$(0.23)

Weighted average common shares outstanding	35,494	35,494	35,494	35,723	35,723	35,723	35,615	35,615	35,615

The following table presents the components of net revenue for the quarters ended March 31, June 30, and September 30, 2006, as restated, and 2005:

	Quarter Ended March 31,		Net Change 2006 vs. 2005		Quarter Ended June 30, 2006		Net Change 2006 vs. 2005		Quarter Ended September 30, 2006		Net Change 2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%	2006	2005	$	%
	(in thousands, except percentage)
Implementation	$1,230	$937	$293	31.3%	$1,440	$1,062	$378	35.6%	$1,031	$1,263	$(232)	-18.4%
License and subscription	657	837	(180)	-21.5	750	982	(232)	-23.6	435	839	(404)	-48.2
Service plan and maintenance	4,621	3,790	831	21.9	4,436	4,440	(4)	-0.1	4,345	4,704	(359)	-7.6
Data and support services	1,310	1,799	(489)	-27.2	1,505	1,752	(247)	-14.1	1,849	2,502	(653)	-26.1
Transaction and usage	2,095	1,971	124	6.3	3,251	2,194	1,057	48.2	2,434	2,777	(343)	-12.4

	$9,913	$9,334	$579	6.2%	$11,382	$10,430	$952	9.1%	$10,094	$12,085	$(1,991)	-16.5%

The following table presents working capital and cash and cash equivalents and marketable securities as of March 31, June 30, and September 30, 2006:

	March 31,	June 30,	September 30,
	2006	2006	2006
	(in thousands)
Working capital	$13,529	$7,648	$2,162

Cash and cash equivalents	$4,183	$4,662	$4,020
Marketable securities	18,003	11,072	9,408

	$22,186	$15,734	$13,428

There was no effect on liquidity due to the restatement of the first, second and third quarters of 2006.

Results of Operations

Comparison of results for the years ended December 31, 2006, 2005 and 2004

The following table sets forth certain Consolidated Statements of Operations data expressed as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Net Revenue	100.0%	100.1%	100.1%
Cost of revenue	29.4	27.1	24.7

Gross Profit	70.6	72.9	75.3
Operating expenses:
Sales and marketing	61.3	82.7	78.0
Product development and support	22.7	38.7	35.9
General and administrative	62.0	48.9	38.4
Amortization of purchased intangibles	7.3	7.6	5.7

Total operating expenses	153.3	177.9	158.0

Loss from operations	(82.7)	(105.0)	(82.7)
Interest income (expense), net	2.2	2.6	1.6

Loss before income taxes	(80.5)	(102.4%)	(81.1%)
Provision for income taxes	0.1	—	—

Net loss	(80.6%)	(102.4%)	(81.1%)

Net Revenue, Cost of Revenue and Gross Profit

The following table presents net revenue, cost of revenue and gross profit for the years ended December 31, 2006, 2005 and 2004:

				Net change 2006 vs. 2005		Net change 2005 vs. 2004
Years Ended December 31,	2006	2005	2004	$	%	$	%
	(in thousands, except percentage)
Net revenue	$41,103	$40,924	$23,717	$179	0.4%	$17,207	72.6%
Cost of revenue	12,102	11,084	5,868	1,018	8.8	5,216	88.9

Gross profit	$29,001	$29,840	$17,849	$(839)	(2.7)%	$11,991	67.2%

Net Revenue. Our revenue is generated principally by fees paid by nonprofit organizations related to their use of our software and services. Net revenue is revenue less reductions for discount and provisions for allowances and credit card fees. The following table presents net revenue from each of our revenue streams and their respective contribution to the increase in net revenue in 2006, 2005 and 2004.

				Net change 2006 vs. 2005		Net change 2005 vs. 2004
Years Ended December 31,	2006	2005	2004	$	%	$	%
	(in thousands, except percentage)
Implementation	$4,756	$4,154	$2,833	$602	14.5%	$1,321	46.6%
License and subscription	2,263	3,117	2,069	(854)	(27.4)	1,048	50.7
Service plan and maintenance	17,821	17,458	6,100	363	2.1	11,358	186.2
Data and support services	6,494	8,585	4,333	(2,091)	(24.4)	4,252	98.1
Transaction and usage	9,769	7,610	8,382	2,159	28.4	(772)	(9.2)

Net Revenue	$41,103	$40,924	$23,717	$179	0.4%	$17,207	72.6%

Implementation revenue consists primarily of revenue generated from the implementation services that are performed by our services personnel on behalf of customers. Depending on the nature of the contract, this revenue may have been deferred and amortized over the contract period or may be recognized upon delivery. Net revenue from implementations increased 14.5% to $4.8 million in 2006 from $4.2 million in 2005. This growth was primarily due to the ongoing signing of new or expanded customer accounts requiring implementation services. Net revenue from implementations increased 46.6% to $4.2 million in 2005 from $2.8 million in 2004. This growth was primarily due to the ongoing signing of new or expanded customer accounts requiring implementation services.

License and subscription revenue consists primarily of packaged software sales and advertising and access to Masterplanner print and online content. Net revenue from license and subscriptions decreased 27.4% to $2.3 million in 2006 from $3.1 million in 2005, primarily due to the discontinuation of our Masterplanner print magazine in September 2005. Net revenue from license and subscriptions increased 50.7% to $3.1 million in 2005 from $2.1 million in 2004, due to the acquisition of FundWare in December of 2004.

Service plan and maintenance revenue consists primarily of activation, hosting and use of our Kintera Sphere software as a service (“SaaS”) offering as well as software maintenance revenue for our Fundware software installations. Net revenue from service plan and maintenance of $17.8 million in 2006 was consistent with the $17.5 million in 2005. Net revenue from service plan and maintenance increased 186.2% to $17.5 million in 2005 from $6.1 million in 2004, primarily due to new contract signings in 2004 and 2005 and the acquisition of Fundware in 2004.

Data and support services revenue consists of delivery of wealth screening data services, professional services and consulting, and billable support services. Net revenue from data and support services decreased 24.3% to $6.5 million from $8.6 million in 2005, primarily due to the change in delivery method for wealth screening from packaged software where revenue was recorded upon delivery to a hosted environment where revenue is deferred and amortized. Net revenue from data and support services increased 98.1% to $8.6 million from $4.3 million in 2004, primarily due to increased revenue from wealth screening, Fundware professional services and consulting.

Transaction and usage revenue consists of the fees charged for processing of donations and other usage related services such as emails, faxes and other measurable activities. Net revenue from transactions and usage increased 28.4% from $7.6 million in 2005 to $9.8 million in 2006 driven by disaster related discounts provided in 2005. Net revenue from transactions and usage decreased 9.2% from $8.4 million in 2004 to $7.6 million in 2005 driven by disaster related discounts and a shift in mix from customers paying fixed fees versus transaction fees.

Cost of Revenue and Gross Profit. Cost of revenue increased to $12.1 million in 2006 from $11.1 million in 2005 and from $5.9 million in 2004 primarily due to increases in staff related costs associated with the delivery of implementation and support services, as well increased data costs associated with our wealth screening business. Gross margin during 2006 of 70.6% of net revenue decreased from 2005 gross margin of 72.9% primarily due to static nature of costs associated with wealth screening. Gross margin during 2005 of 72.9% of net revenue decreased from 2004 gross margin of 75.3% driven primarily by the decline in share of transaction and usage revenue as a percentage of the overall revenue mix.

Operating Expenses

The following table presents sales and marketing, product development and support, general and administrative and amortization of purchased intangibles expenses for the years ended December 31, 2006, 2005 and 2004.

				Net change 2006 vs. 2005		Net change 2005 vs. 2004
Years Ended December 31,	2006	2005	2004	$	%	$	%
	(in thousands, except percentage)
Sales and marketing	$25,183	$33,866	$18,490	$(8,683)	(25.6)%	$15,376	83.2%
Product development and support	9,340	15,845	8,508	(6,505)	(41.1)	7,337	86.2
General and administrative	25,477	20,000	9,111	5,477	27.4	10,889	119.5
Amortization of purchased intangibles	2,996	3,105	1,360	(109)	(3.5)	1,745	128.3

Total operating expenses	$62,996	$72,816	$37,469	$(9,790)	(13.5)%	$35,347	94.3%

Sales and Marketing Expenses. Sales and marketing expenses decreased to $25.2 million, or 61.3% of net revenue, in 2006 from $33.9 million, or 82.7% of net revenue, in 2005. The decrease in selling and marketing expenses was primarily due to a $3.6 million decrease in stock based compensation, a $1.3 million decrease in advertising and trade show expense, a $1.3 million decrease in personnel-related expenses a $1.2 million dollar decrease in facilities and communication expenses, , a $0.6 million decrease in professional services and a $0.6 million decrease in travel-related expenses.

Sales and marketing expenses increased to $33.9 million, or 82.7% of net revenue, in 2005 from $18.5 million, or 78.0% of net revenue, in 2004. The increase in selling and marketing expenses was primarily due to a $9.6 million increase in personnel-related expenses attributed to an increase in headcount resulting from direct hires and acquisitions, as well as increased cash compensation levels. Other contributors to the increase in sales and marketing expenses were an increase of $1.9 million in stock-based compensation, $1.7 million in commission expenses attributable to higher revenue levels, $1.5 million in travel-related expenses, an increase of $1.2 million for facilities and communication expenses offset by a decrease of $0.4 million in advertising and tradeshow expenses.

Product Development and Support Expenses. Product development and support expenses decreased to $9.3 million, or 22.7% of net revenue, in 2006 from $15.8 million, or 38.7% of net revenue, in 2005. The decrease of $6.5 million resulted primarily from a $6.1 decrease in personnel-related expenses, a $0.4 million decrease in stock-based compensation expenses, a $0.4 million decrease in facilities and communication expenses and a $0.2 million decrease in travel-related expenses, offset in part by a $0.3 million increase in equipment and software expenses and a $0.3 million increase in professional services.

Product development and support expenses increased to $15.8 million, or 38.7% of net revenue, in 2005 from $8.5 million, or 35.9% of net revenue, in 2004. The increase of $7.3 million resulted primarily from a $4.9 million increase in non-capitalizable software development costs and personnel and related costs associated with increased headcount, $0.9 million related to the decrease in capitalized software development, an increase of $0.5 million for facilities, communication and travel related costs.

General and Administrative Expenses. General and administrative expenses increased to $25.5 million, or 62.0% of net revenue, in 2006 compared to $20.0 million, or 48.9% of net revenue, in 2005. The total increase resulted primarily from a $3.4 million increase in personnel-related expenses associated with integration activities and infrastructure build-out, a $1.5 million increase in stock based compensation expenses, a $1.4 million increase in equipment and software expenses related to a new data center implementation, a $0.9 million increase in facilities and communication expenses and a $0.2 million increase in depreciation expense, offset in part by a $1.8 million decrease in bad debt expense.

General and administrative expenses increased to $20.0 million, or 48.9% of net revenue, in 2005 compared to $9.1 million, or 38.4% of net revenue, in 2004. The total increase resulted primarily from an increase of $4.2 million in personnel-related expenses attributed to an increase in headcount resulting from direct hire and acquisitions, as well as increased cash compensation levels. An increase of $1.6 million for facilities and communication expenses, an increase of $1.0 million for legal expenses, an increase of $1.0 million relating to other professional fees relating to accounting and Sarbanes-Oxley Act of 2002 compliance efforts, an increase of $0.7 million in depreciation expense and an increase of $1.5 million recorded as bad debt expense. We also recorded an increase of $0.6 million related to operating leases of data servers and other computer hardware.

Amortization of purchased intangibles. Amortization of purchased intangibles expense amounted to $3.0 million for the year ended December 31, 2006 compared to $3.1 million for 2005 and $1.4 million for 2004. The 2005 increase of $1.7 million is attributable to a full year’s amortization for acquired intangible assets from the 2004 acquisitions.

Stock-Based Compensation Expenses

The following table presents details of stock-based compensation expense that is included in each functional line item above, based on the fair value provisions of SFAS 123(R) for the year ended December 31, 2006 and based on the provision of APB 25 for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2006 (1)	2005	2004
	(in thousands)
Sales and marketing	$1,557	$5,162	$3,266
Product development and support	537	986	852
General and administrative	2,433	959	883

	$4,527	$7,107	$5,001

(1)	The amounts included in the year ended December 31, 2006 reflect the adoption of SFAS 123(R) effective January 1, 2006.

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

During 2005, we recorded approximately $0.4 million of deferred compensation primarily resulting from the stock options granted to employees in excess of the reserve authorized by stockholders. All grants were authorized effective as of July 21, 2005. The associated stock-based compensation expense is being amortized ratably over the vesting period of the underlying stock options of four years.

In addition, in April 2005, we released and accelerated vesting on 341,357 shares of common stock, formerly held in escrow, to the former CTSG shareholders upon the fulfillment of certain milestones. As a result of such vesting, we realized a stock compensation charge of approximately $3.0 million during the year ended December 31, 2005. In the event that the sum of the gross proceeds from the sale of all shares sold by the former CTSG stockholders prior to March 15, 2006, plus the total value of the unsold shares was less than an aggregate of $1.8 million (such difference, the “Pro-Rata Shortfall”), then we were obligated to pay the former CTSG stockholders an amount equal to the Pro-Rata Shortfall. As of December 31, 2005, we recognized an additional $0.6 million in compensation expense related to the estimated Pro-Rata Shortfall. On March 16, 2006, we made cash payments to the shareholders in the aggregate amount of $0.7 million which resulted in an incremental expense of $0.2 million during the year ended December 31, 2006.

In December 2005, we executed a stock option repricing program which resulted in the repricing of certain employee stock options and the acceleration of vesting for certain other employee stock options. An aggregate of 759,059 vested stock options with exercise prices greater than $3.00 were repriced to the then-current market of $2.92 and vesting was accelerated on 1,209,653 options. We recorded $38,000 as compensation expense relating to the repricing of stock options for the difference between the effective date stock prices of $2.92 and the market price on December 30, 2005 of $2.97. The value on the 759,059 re-priced stock options as of December 28, 2005 was determined to be $1.2 million.

In May 2006 the Board of Directors approved the Kintera Stock Option Exchange Program whereby eligible employees were offered the opportunity to exchange certain vested options to purchase shares of the Company’s common stock, par value $0.001 per share, with an exercise price per share greater than $7.00, that were outstanding under the 2000 Plan, the 2003 Plan and the 2004 Plan (the “Eligible Options”). In exchange for the Eligible Options, tendering option holders received new options (the “Replacement Options”) to purchase shares of common stock. The Replacement Options were issued under the 2003 Plan. The number of shares subject to a Replacement Option was the same number of vested shares of common stock that an eligible employee tendered pursuant to a current Eligible Option. All Replacement Options were granted with an exercise price equal to 115% of the closing price of the Company’s common stock on June 30, 2006. Each Replacement Option was entirely unvested on the grant date and vests pro-rata on a daily basis over the two-year period beginning June 30, 2006. Each Replacement Option maintained the original term and expiration date of the Eligible Option which was cancelled in exchange for the Replacement Option. The exchange was accounted for as a modification in accordance with the provisions of FAS 123(R) and accordingly the Company will recognize the additional compensation cost of $0.4 million which equals the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified with such additional compensation cost being recorded over the two year vesting period of the modified award.

The amount of unearned stock-based compensation amounted to $2.2 million at December 31, 2006, and will be recognized over a weighted-average period of 1.3 years. If there are any additional modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

Liquidity and Capital Resources

We have historically funded our operations principally through sales of equity securities. In December 2003, we completed our initial public offering and received net proceeds of $36.1 million. In July 2004, we sold 2.5 million shares of our common stock in a private placement at a price of $8.00 per share for net proceeds of $18.5 million. In December 2004, we sold 2.5 million shares of our common stock in a private placement at a price of $7.00 per share for net proceeds of $16.3 million. In December 2005, we sold 4.5 million shares of our common stock in a private placement at a price of $3.00 per share for net proceeds of $12.3 million. In connection therewith, we issued warrants to purchase 1.8 million shares of our common stock at an exercise price of $3.50 per share. In December 2006, we sold 4.0 million shares of our common stock in a private placement at a price of $1.25 per share for net proceeds of $4.5 million. In connection therewith, we issued warrants to purchase 1.2 million shares of our common stock at an exercise price of $1.60 per share.

Working Capital and Cash and Marketable Securities. The following table presents working capital and cash and cash equivalents and marketable securities at December 31, 2006 and 2005.

	December 31, 2006	December 31, 2005	(Decrease)
	(in thousands)
Working capital	$2,839	$20,533	$(17,694)

Cash and cash equivalents	$11,548	$8,324	$3,224
Marketable securities	7,384	21,869	(14,485)

	$18,932	$30,193	$(11,261)

Cash Flows

Operating Activities

Our net cash used in operating activities was $14.5 million for the year ended December 31, 2006 compared to $24.2 million for the year ended December 31, 2005 and $10.6 million for the year ended December 31, 2004.

Cash used in operations of $14.5 million for the year ended December 31, 2006 resulted primarily from the $33.2 million loss for the period and working capital outflows of $5.5 million. The working capital outflows resulted from an increase of $4.1 million in restricted cash, an increase of $0.6 million in deferred costs, a decrease of $0.6 million in accrued employee benefits and an increase of $0.3 million in accounts receivable. These outflows were offset in part by non-cash charges totaling $11.2 million, working capital inflows of $12.5 million and a $0.4 million increase in deferred rent liability. Non-cash charges included $5.9 million in depreciation and amortization, $4.5 million of stock-based compensation and $0.6 million of impairment of software development costs while the working capital inflows included a $5.8 million increase in deferred revenue, a $4.1 million increase in donations payable, a $1.5 million decrease in prepaid expense and other current assets and a $1.1 million increase in accounts payable.

Cash used in operations of $24.2 million for the year ended December 31, 2005 resulted primarily from the $41.9 million loss for the period and working capital outflows of $9.8 million. The working capital outflows resulted from an increase of $6.7 million in restricted cash, a decrease of $1.6 million in accounts payable and accrued expenses and an increase of $1.5 million in accounts receivable. These outflows were offset in part by non-cash charges totaling $14.7 million and working capital inflows of $12.8 million. Non-cash charges included $5.4 million in depreciation and amortization, $7.2 million of stock-based compensation, $1.7 million of bad debt expense, $0.3 million of impairment of software development costs and $0.2 million of amortization of premium on marketable securities while the working capital inflows included a $6.7 million increase in donations payable, a $4.1 million increase in deferred revenue, a $1.3 million increase in accrued employee benefits and a $0.7 million decrease in prepaid expense and other current assets.

Cash used in operations of $10.6 million for the year ended December 31, 2004 resulted primarily from the $19.2 million loss for the period, working capital outflows of $5.6 million and a $0.3 million decrease in deferred rent liability. The working capital outflows resulted from an increase of $3.8 million in restricted cash, an increase of $1.0 million in prepaid expense and other current assets, a decrease of $0.5 million in accounts payable and accrued expenses and a decrease of $0.2 million in accrued employee benefits. These outflows were offset in part by non-cash charges totaling $7.9 million and working capital inflows of $6.6 million. Non-cash charges included $2.6 million in depreciation and amortization, $5.1 million of stock-based compensation and $0.3 million of bad debt expense while the working capital inflows included a $3.8 million increase in donations payable, a $1.6 million increase in deferred revenue and a $1.1 million decrease in accounts receivable.

At December 31, 2006, we had working capital of $2.8 million, compared to working capital of $20.5 million at December 31, 2005. This decrease was primarily a result of cash used in operating activities partially offset by the financings described above.

At December 31, 2006, we had net accounts receivable of $6.3 million compared to $6.0 million in trade accounts receivable at December 31, 2005. Accounts receivable at December 31, 2006 and 2005 represented approximately 56 days and 53 days of revenue, respectively. Terms with individual customers vary greatly; however, we typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volumes and due to quarterly variations in donations processed and timing of implementation of services and receipts from large customers and the timing of contract payments.

Investing Activities

Net cash provided by investing activities was $13.6 million for the year ended December 31, 2006. This was primarily the result of $20.5 million of sales of marketable securities and a decrease of $0.2 million in other assets, offset in part by the purchase of $6.0 million in marketable securities, additions of $0.9 million to software development costs and purchases of $0.3 million of property and equipment.

Net cash provided by investing activities was $3.3 million for the year ended December 31, 2005. This was primarily the result of the sale of $36.3 million of marketable securities, offset by the purchase of $28.9 million of marketable securities, purchases of $2.3 million of property and equipment, additions of $1.1 million to software development costs and $0.6 million of acquisition costs.

Net cash used in investing activities was $46.4 million for the year ended December 31, 2004. This resulted from the purchase of $47.5 million of marketable securities, $13.3 million of acquisition costs, purchases of $2.4 million of property and equipment and additions of $2.0 million to software development costs, offset by the sale of $18.2 million of marketable securities and a decrease of $0.6 million in other assets.

Financing Activities

During the fiscal years ended December 31, 2006, 2005 and 2004, we financed our working capital requirements primarily through the sale of common stock, the exercise of stock options and from the issuance of common stock under our Employee Stock Purchase Plan.

Net cash provided by financing activities was $4.2 million for the year ended December 31, 2006. This was primarily the result of $4.5 million of net cash proceeds from the private placement of securities (net of offering costs) and $0.3 million of proceeds from the issuance of common stock under employee stock option and employee stock purchase plans, offset in part by $0.6 million of payments under financing arrangements.

Net cash provided by investing activities was $13.0 million for the year ended December 31, 2005. This was primarily the result of $12.3 million of net cash proceeds from the private placement of securities (net of offering costs), and $0.8 million of proceeds from the issuance of common stock under employee stock option and employee stock purchase plans.

Net cash provided by investing activities was $35.6 million for the year ended December 31, 2004. This was primarily the result of $34.8 million of net cash proceeds from the private placement of securities (net of offering costs) and proceeds of $1.2 million from the issuance of common stock under employee stock option and employee stock purchase plans, offset in part by $0.4 million of payments under financing arrangements.

We believe that our cash, cash equivalents, short-term investments and anticipated operating cash flows will be sufficient to meet our planned working capital requirements and contractual commitments for at least the next 12 months. Our cash flows from operating activities have continued to improve quarter over quarter during 2006 as noted in the table below.

	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands)
Cash (used in) provided by operating activities	($7,565)	($6,067)	($2,090)	$1,208

While we have improved our cash flow, at our current revenue and expense levels we will continue to be a user of cash. If we are unable to increase our revenue and substantially decrease our expenses, we will need to raise additional funds to finance our future capital needs. We may need additional financing earlier than we anticipate. If we raise additional funds through the sale of equity or convertible debt securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities, which have rights, preferences and privileges senior to our common stock. We cannot assure you that we will be able to raise additional funds on terms favorable to us or at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs. This may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry.

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

Comparative Figures

Where necessary, the prior year’s information has been reclassified to conform with the fiscal 2006 financial statement presentation.

Contractual Obligations

The Company is subject to operating leases covering various facilities and equipment. The Company leases facilities nationwide with its corporate headquarters in San Diego, California and other leased locations in Greenwood Village, Colorado; Eugene, Oregon; Washington, DC; San Francisco, California and Philadelphia, Pennsylvania. The Company is also a party to various agreements with IBM covering information systems equipment under operating lease agreements that expire in 2009.

The Company’s capital lease obligation covers telephony equipment subject to a three year lease agreement that was executed in 2006. As of December 31, 2006 we had not yet received the property which is the subject of the lease and accordingly have not recorded the associated capital lease obligation as of December 31, 2006. The table below assumes receipt of the equipment and inception of the lease in January 2007.

The Company’s other purchase obligations include an internet services agreement with SAVVIS Network which expires in 2007; a data reseller agreement with IXI Corporation which expires in 2007; and a wholesale license agreement with Dun & Bradstreet, Inc. which expires in 2007.

The following summarizes our contractual obligations as of December 31, 2006:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases	$11,784	$3,376	$4,932	$3,076	$400
Capital lease	58	19	39	—	—
Other purchase obligations	1,769	1,769	—	—	—

Total	$13,611	$5,164	$4,971	$3,076	$400

New Accounting Pronouncements Not Yet Adopted

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. We are in the process of determining what effect, if any, the adoption of FIN 48 will have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in institutions that meet high credit quality standards. Our cash and cash equivalents are not subject to significant interest risks due to the short maturities of these instruments. As of December 31, 2006, the carrying value of our cash and cash equivalents approximated fair value. Due to the nature of our marketable securities, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements at December 31, 2006 and 2005 and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on December 31, 2006. The evaluation took into consideration the various changes in controls and remediation measures that the Company had made prior to December 31, 2006 to address material weaknesses in internal controls over financial reporting that were identified and reported in the Form 10-K filed for the period ended December 31, 2005 and subsequent Quarterly Reports on Form 10-Q filed prior to and for the quarter ended September 30, 2006. The evaluation also took into consideration the material weaknesses in internal control regarding revenue recognition that existed as of December 31, 2006 that were identified by management during the course of preparing the Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

In order to improve the monitoring of controls and remediation efforts, in the first quarter of 2006, management implemented a content management software system to manage its internal control documentation and compliance monitoring processes. The system issues periodic compliance questions to control owners to remind them of control activities they are required to perform. Through this automated control monitoring mechanism and the quarterly test of control effectiveness procedures performed by internal audit, management is able to proactively identify and address issues in its process and transactions control compliance framework.

In our 2005 Annual Report, we disclosed deficiencies in our internal control over financial reporting, as they existed as of December 31, 2005. These deficiencies constituted, individually or in the aggregate, material weaknesses in process and transaction controls as defined in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework. These material weaknesses, as they existed in December 31, 2005, and the corresponding remediation measures undertaken by management during the first three quarters of 2006, are outlined as follows:

Revenue Recognition

The following paragraph describes the material weakness findings in the area of revenue recognition as they existed at December 31, 2005:

We did not maintain effective controls over revenue recognition and related accounting for accounts receivable. We failed to apply existing controls related to contract review, the assignment of fair value for arrangements with multiple elements, accounting for timing of revenue recognition and the recording of associated accounts receivables and deferred revenue assets. We also were unable to consistently perform a detailed and accurate analysis of reserves for doubtful accounts and analysis of the deferred revenue account for proper revenue recognition because of limitations in our accounting and financial systems.

To address the material weaknesses in the area of revenue recognition discussed above, we carried out the following activities in 2006:

•

In the second quarter of 2006, we automated the process of capturing donations transactions from our main enterprise system (Sphere) and associated payment processing engines into the billing and accounting systems, resulting in improved reporting and billing of transaction fees, more accurate reporting and remittance of donations payable, and more timely detection of discrepancies between customer account information and source contract data.

•	During the second and third quarters of 2006, we put in place a number of detective controls around revenue recognition, namely:

-	Finance management review and sign off on reconciliations and monitoring reports aimed at accurately accounting for product and professional services revenues: monthly reconciliation of accrued vs. actual billable hours; monthly review of billable pass-through transactions; monthly reconciliation to source contracts of product and professional services fees related to our data screening product line; and reconciliation to the general ledger of spreadsheet-based deferred revenue amortization related to legacy contracts.

-	Review by multiple departments of milestone delivery and aging reports: monthly review of the detailed training and services delivery report by our Director of Project Management and certification on the accuracy of such report by the project managers; quarterly review of and signoff on the aged milestone report by individuals in each of our professional services, finance, business operations, and contracts departments in order to better assess and account for our ability to deliver our services deliverables.

-	Quarterly review of the accuracy of revenue recorded relating to our online advocacy solutions product line.

-	Monthly analysis by our Controller and Chief Financial Officer of our concessions and returns in order to assess the adequacy of our related reserves. Finance management also devised a more thorough method of evaluating aged unpaid items which provides a more accurate basis for recording reserves against account receivable.

•

During the second quarter of 2006, we implemented an automated system for generating sales contracts that predefines product pricing and discounts approvals. As part of our change management oversight process, Finance management provides feedback and guidance on the various business models for pricing new products and new bundles to ensure that proper revenue recognition is maintained and reflected.

•

During the third quarter of 2006, we revamped our contract administration organization and processes. We appointed a contract manager who is also knowledgeable and experienced in revenue recognition concepts and procedures that are consistent with generally accepted accounting principles. In addition, to enhance accuracy of the contract data entry process, we developed and put in operation a detailed contract data entry checklist that enforces multi-departmental and peer review.

Even after implementing each of the above described controls in 2006, however, we concluded that we had not adequately remediated the material weaknesses in our internal controls relative to contract review, assignment of fair value for arrangements with multiple product and service elements, accounting for timing of revenue recognition and the recording of associated accounts receivables and deferred revenue assets. These existing material weaknesses impacted our reported revenue and have resulted in audit adjustments and the decision to restate our quarterly results for each of the quarters in 2006. This restatement is reflected in this Annual Report on Form 10-K for the year ended December 31, 2006 under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Footnote 2 to the Notes to Consolidated Financial Statements.

In response to these existing material weaknesses in our internal controls, we implemented additional control enhancements during the first quarter of 2007 to address these material weaknesses including the following:

•	We consolidated of all business unit accounting and reporting, including revenue recognition and billing functions, into our existing corporate headquarter processes and control framework;

•

We required a formal revenue recognition analysis for large contracts, which is reviewed, approved, and signed off by our Controller and Chief Financial Officer, as well as close and periodic monitoring of the operations and progress of these large contracts to ensure that we can continue to meet our product and service commitments under those contracts;

•

To address revenue recognition initiation determination challenges relative to multi-element procedures where services are a significant component, we are taking the following actions: a) generation of a revenue recognition fact sheet that outlines all relevant contract information necessary to inform proper revenue recognition; b) review and redefinition of our process around revenue initiation criteria in accordance with relevant revenue accounting standards; and c) improvement of our professional services management project tracking, communications, and reporting systems.

Financial Statement Close

The following paragraph describes the material weakness findings in the financial statement close process as they existed at December 31, 2005:

We did not maintain sufficient oversight and supervision of the financial statement close process. We noted deficiencies related to monitoring and oversight of the work performed by our accounting personnel. We also noted a lack of sufficiently skilled personnel within our accounting and financial reporting functions, compounded by our failure to successfully convert to a new automated accounting system. Lastly, we did not maintain sufficient process documentation and an adequate record keeping system to support an effective accounting close cycle.

To address the material weaknesses in the financial statement close process discussed above, we carried out the following activities in 2006:

•

In the second quarter of 2006, we engaged the services of an experienced CPA to act as our Director of SEC Reporting. Also in the second quarter of 2006, we engaged the services of an experienced professional to act as our interim Controller. Early in the fourth quarter of 2006, we hired a full-time Controller who is also a CPA and has served as CFO in his tenure with a previous employer. We believe that these key staff additions have augmented the requisite skills and competencies within our finance and accounting organization, permitting us to more ably manage the financial statement close process and the preparation of our financial statements in accordance with generally accepted accounting principles.

•

During the second and third quarters of 2006, we enhanced our financial close process by instituting a more detailed calendar that clearly outlines key activities that need to be performed and the related review procedures. The calendar also specifies all general ledger accounts that are deemed significant and require to be reconciled and reviewed.

•

During the second quarter of 2006, as an enhancement to the financial close process, we expanded our controls and procedures over the elements used in our monthly estimates for accruals. These enhancements include additional review and approval procedures over accruals and the use of independent third party data as the basis for accruals where possible.

We concluded that the above control enhancements implemented during 2006 remediated the material weaknesses related to maintaining sufficient oversight and supervision of the financial statement close process that were present as of December 31, 2005. However, we implemented additional control enhancements during the first quarter of 2007 including as follows:

•

In the first quarter of 2007, we hired a finance professional to fill the newly created position of Revenue Manager. This position will assist in the administration, continuing evaluation, and execution of our revenue related activities. Also in first quarter of 2007, we hired a full-time employee to fill the position of Director of Accounting.

Acquisitions

The following paragraph describes the other material weakness findings in the acquisitions process as they existed at December 31, 2005:

We did not maintain effective controls over purchase price accounting related to certain acquisitions. Specifically, we incorrectly accounted for goodwill and other intangible assets related to our acquisition of Fundware in December 2004, and did not adequately monitor the ongoing value of contingent consideration for other acquisitions throughout the year. In addition, we failed to adequately identify integration plans at the time of the acquisitions, resulting in incomplete or inadequate integration of activities and controls.

We did not initiate, undertake, or complete any acquisitions in 2006. However, in the second quarter of 2006, we improved and documented our process for acquisitions by requiring key integration and implementation plans to be clearly defined and tracked. In addition, in the fourth quarter of 2006, we completed an extensive review of outstanding contingencies related to past acquisitions and undertook the necessary steps to satisfy or, as necessary, eliminate such contingencies.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on this evaluation, management concluded that there is one material weakness in our internal controls over financial reporting related to revenue recognition as of December 31, 2006. Accordingly, management has concluded that the Company’s internal control over financial reporting as of December 31, 2006 was not effective. A material weakness is defined in Public Company Accounting Oversight Board Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses disclosed as of December 31, 2005 under the Financial Statement Close and Acquisitions have been remediated as of December 31, 2006.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item regarding executive officers and directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2007 (the “Proxy Statement”) or our Form 10-K/A under the heading “Directors and Executive Officers of the Registrant”.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement or our Form 10-K/A under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Proxy Statement or our Form 10-K/A under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Proxy Statement or our Form 10-K/A under the heading “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement or our Form 10-K/A under the heading “Fees Paid to Ernst & Young LLP.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included.

(b)	Exhibits:

Exhibit Number		Description of Document
2.4	(7)	Agreement and Plan of Merger and Reorganization by and among the Registrant, Sunday Acquisition Corporation, Carol/Trevelyan Strategy Group, Inc. and Dan Carol, Stryder Thompkins, Greg Nelson and Stuart Trevelyan

Exhibit Number	Description of Document

2.5(9)	Stock Purchase Agreement, dated as of November 15, 2004, by and between the Company and Intuit Inc.

3.2(3)	Amended and Restated Certificate of Incorporation of the Registrant

3.4(3)	Amended and Restated Bylaws of the Registrant

3.5(12)	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock of Kintera, Inc.

4.1(5)	Specimen Common Stock Certificate

4.2(12)	Rights Agreement, dated as of January 25, 2006, between the Registration and U.S. Stock Transfer Corp.

10.1(1)	Form of Indemnity Agreement for directors and executive officers of the Registrant

10.2(4)	2000 Stock Option Plan and form of Option Agreement thereunder

10.3(11)	Amended and Restated 2003 Equity Incentive Plan and form of Option Agreement thereunder

10.4(3)	2003 Employee Stock Purchase Plan and form of Subscription Agreement thereunder

10.5(1)	Loan and Security Agreement dated as of September 2, 2003 by and between the Registrant and Silicon Valley Bank

10.6(3)	San Diego Tech Center Office Building Lease dated as of August 7, 2000 by and between the Registrant and San Diego Tech Center, LLC, as amended

10.7(3)	Form of Subscription Agreement and Investment Representation of Subscriber of shares of preferred stock of the Registrant
10.8(3)	Form of Offer Letter for Directors of the Registrant

10.9(6)	Form of Securities Purchase Agreement among the Company and the investors identified on the signature pages thereto, dated as of July 12, 2004

10.10(6)	Form of Registration Rights Agreement by and among the Company and the investors identified on the signature pages thereto, dated July 12, 2004.

10.11(8)	Form of Securities Purchase Agreement among the Company and the investors identified on the signature pages thereto, dated as of November 29, 2004.

10.12(8)	Form of Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated as of November 29, 2004

10.13(13)	Sublease Agreement between Intuit, Inc. and American Fundware Holding Company, Inc., dated December 3, 2004

10.14(10)	Amended and Restated 2004 Equity Incentive Plan (Fundware) and related Form of Stock Option Agreement

10.15(11)	Securities Purchase Agreement among the Company and the investors identified on the signature pages thereto, dated November 21, 2005

10.16(11)	Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated November 21, 2005

10.17(11)	Form of Warrant

21.1(2)	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been granted for portions of this exhibit.

(1)	Filed with initial Registration Statement on Form S-1 (File No. 333-109169) dated September 26, 2003.
(2)	Filed with Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-109169) dated October 9, 2003.
(3)	Filed with Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-109169) dated November 4, 2003.
(4)	Filed with Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-109169) dated November 28, 2003.
(5)	Filed with Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-109169) dated December 10, 2003.
(6)	Filed on Current Report on Form 8-K on July 13, 2004.
(7)	Filed on Current Report on Form 8-K/A on November 3, 2004.
(8)	Filed on Current Report on Form 8-K on November 30, 2004.
(9)	Filed on Current Report on Form 8-K on December 9, 2004.
(10)	Filed with Registration Statement on Form S-8 (File No. 333-28927) dated October 11, 2005.
(11)	Filed on Current Report on Form 8-K on November 21, 2005.
(12)	Filed on Current Report on Form 8-K on January 25, 2006.
(13)	Filed as Exhibit 10.13 to Annual Report on Form 10-K on March 16, 2005.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2007

KINTERA, INC.

By:	/S/ RICHARD LABARBERA
Richard LaBarbera Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RICHARD LABARBERA Richard LaBarbera	Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2007

/S/ RICHARD R. DAVIDSON Richard R. Davidson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2007

/S/ ALFRED R. BERKELEY III Alfred R. Berkeley III	Chairman of the Board	March 29, 2007

/S/ HECTOR GARCIA-MOLINA, PH.D. Hector Garcia-Molina, Ph.D.	Director	March 29, 2007

/S/ ROBERT J. KORZENIEWSKI, C.P.A. Robert J. Korzeniewski, C.P.A.	Director	March 29, 2007

/S/ DEBORAH D. RIEMAN, PH.D. Deborah D. Rieman, Ph.D.	Director	March 29, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kintera, Inc.

We have audited the accompanying consolidated balance sheets of Kintera, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kintera, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

/s/ Ernst & Young LLP

San Diego, California

March 26, 2007

KINTERA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$11,548	$8,324
Restricted cash	15,381	11,288
Marketable securities	7,384	21,869
Accounts receivable, net	6,346	5,984
Prepaid expenses and other current assets	709	1,689
Deferred costs	581	—

Total current assets	41,949	49,154

Property and equipment, net	1,818	3,505
Software development costs, net	1,703	2,418
Other assets	83	245
Intangible assets, net	7,651	10,647
Goodwill	12,017	11,703

Total assets	$65,221	$77,672

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$2,349	$1,880
Accrued expenses	1,776	1,128
Accrued employee benefits	1,856	2,410
Donations payable	15,381	11,288
Deferred revenue	17,748	11,915

Total current liabilities	39,110	28,621
Deferred rent and other	509	111

Total liabilities	39,619	28,732

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized at December 31, 2006 and December 31, 2005, no shares issued and outstanding at December 31, 2006 and 2005.	—	—
Common stock, $0.001 par value, 60,000 shares authorized; 40,098 and 36,252 shares issued and outstanding at December 31, 2006 and 2005, respectively	40	36
Additional paid-in capital	153,642	147,824
Deferred compensation	—	(3,874)
Accumulated other comprehensive income (loss)	12	(77)
Accumulated deficit	(128,092)	(94,969)

Total stockholders’ equity	25,602	48,940

Total liabilities and stockholders’ equity	$65,221	$77,672

See accompanying Notes to Consolidated Financial Statements.

KINTERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2006	2005	2004
Net revenue	$41,103	$40,924	$23,717
Cost of revenue	12,102	11,084	5,868

Gross profit	29,001	29,840	17,849

Operating expenses:
Sales and marketing	25,183	33,866	18,490
Product development and support	9,340	15,845	8,508
General and administrative	25,477	20,000	9,111
Amortization of purchased intangibles	2,996	3,105	1,360

Total operating expenses	62,996	72,816	37,469

Operating loss	(33,995)	(42,976)	(19,620)

Interest income (expense) and other, net	925	1,072	383

Loss before income taxes	(33,070)	(41,904)	(19,237)
Provision for income taxes	53	—	—

Net loss	$(33,123)	$(41,904)	$(19,237)

Loss per common share—basic and diluted	$(0.93)	$(1.36)	$(0.77)

Weighted average common shares outstanding	35,798	30,781	25,122

See accompanying Notes to Consolidated Financial Statements.

KINTERA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(shares and dollars in thousands)

	Common stock		Additional paid-in capital	Deferred compensation	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2003	23,749	$24	$86,821	$(10,863)	$—	$(33,828)	$42,154
Issuance of common stock, net of expenses	5,000	5	34,831	—	—	—	34,836
Issuance of common stock and stock options in connection with acquisitions	1,849	2	9,642	—	—	—	9,644
Issuance of common stock under employee stock option and purchase plans	540	—	1,152	—	—	—	1,152
Issuance of warrants in connection with the purchase of technology	—	—	246	—	—	—	246
Stock-based compensation to consultants	—	—	320	—	—	—	320
Deferred compensation in connection with acquisitions	—	—	—	(5,099)	—	—	(5,099)
Reversal of deferred compensation expense for cancellations of stock options	—	—	(1,145)	1,145	—	—	—
Amortization of deferred compensation	—	—	—	4,750	—	—	4,750
Comprehensive loss:
Net loss	—	—	—	—	—	(19,237)	(19,237)
Unrealized loss on marketable securities	—	—	—	—	(179)	—	(179)

Comprehensive loss							(19,416)

Balance at December 31, 2004	31,138	31	131,867	(10,067)	(179)	(53,065)	68,587
Issuance of common stock, net of $1,184 in issuance costs	4,500	5	12,311	—	—	—	12,316
Issuance of common stock and stock options in connection with acquisitions	96	—	590	—	—	—	590
Issuance of common stock under employee stock option and purchase plans	518	—	766	—	—	—	766
Stock-based compensation to consultants	—	—	96	—	—	—	96
Shares released from escrow in connection with contingent consideration in acquisition	—	—	2,057	—	—	—	2,057
Deferred compensation in connection with acquisitions	—	—	447	(447)	—	—	—
Reversal of deferred compensation expense for cancellations of stock options	—	—	(310)	310	—	—	—
Amortization of deferred compensation	—	—	—	6,330	—	—	6,330
Comprehensive loss:
Net loss	—	—	—	—	—	(41,904)	(41,904)
Unrealized gain on marketable securities	—	—	—	—	102	—	102

Comprehensive loss							(41,802)

Balance at December 31, 2005	36,252	$36	$147,824	$(3,874)	$(77)	$(94,969)	$48,940
Elimination of deferred compensation upon the adoption of SFAS123(R)	—	—	(3,874)	3,874	—	—	—
Issuance of common stock, net of $525 in issuance costs	4,000	4	4,475	—	—	—	4,479
Issuance of common stock under employee stock option and purchase plans	254	—	269	—	—	—	269
Stock-based compensation	—	—	4,498	—	—	—	4,498
Stock-based compensation expense to consultants	—	—	29	—	—	—	29
Shares released from escrow in connection with contingent consideration in acquisition	—	—	314	—	—	—	314
Issuance of common stock in connection with litigation settlement	72	—	107	—	—	—	107
Cancellation of stock certificates in connection with extinguishment of acquisition contingencies	(480)	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—		(33,123)	(33,123)
Unrealized gain on marketable securities	—	—	—	—	89	—	89

Comprehensive loss							(33,034)

Balance at December 31, 2006	40,098	$40	$153,642	$—	$12	$(128,092)	$25,602

See accompanying Notes to Consolidated Financial Statements.

KINTERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net loss	$(33,123)	$(41,904)	$(19,237)
Adjustments to reconcile loss to net cash used in operating activities:
Bad debt expense	(61)	1,703	252
Depreciation	1,948	1,770	1,036
Amortization of software development costs	999	509	179
Amortization of intangible assets	2,996	3,105	1,360
Amortization of premium on securities	25	240	—
Forgiveness of employee notes	83	—	(143)
Impairment of software development costs	577	264	—
Write-off of notes payable and other	—	(107)	—
Interest expense associated with issuance of warrant	—	—	129
Stock-based compensation	4,527	7,152	5,070
Common stock issued as litigation settlement	107	—	—
Loss on disposal of property and equipment	19	—	—
Changes in assets and liabilities:
Accounts receivable	(301)	(1,476)	1,086
Prepaid expense and other current assets	1,474	733	(1,035)
Deferred costs	(581)	—	—
Accounts payable and accrued expenses	1,120	(1,640)	(456)
Accrued employee benefits	(554)	1,268	(195)
Donations payable	4,093	6,678	3,811
Restricted cash	(4,093)	(6,678)	(3,811)
Deferred revenue	5,833	4,109	1,647
Deferred rent	398	29	(251)

Cash used in operating activities	(14,514)	(24,245)	(10,558)

INVESTING ACTIVITIES
Purchase of marketable securities	(5,995)	(28,937)	(47,520)
Sales and maturities of marketable securities	20,544	36,314	18,150
Acquisition costs, net of cash acquired	—	(603)	(13,303)
Purchase of property and equipment	(280)	(2,297)	(2,356)
Additions to software development costs	(861)	(1,137)	(1,962)
Other assets	162	(54)	568

Cash provided by (used in) investing activities	13,570	3,286	(46,423)

FINANCING ACTIVITIES
Payment of financing arrangement, line of credit obligation and notes payable	(580)	(51)	(436)
Proceeds from sale of common stock	4,479	12,316	34,836
Proceeds from issuance of common stock under employee stock option and purchase plans	269	766	1,152

Cash provided by financing activities	4,168	13,031	35,552

Net increase (decrease) in cash and cash equivalents	3,224	(7,928)	(21,429)

Cash and cash equivalents, beginning of year	8,324	16,252	37,681

Cash and cash equivalents, end of year	$11,548	$8,324	$16,252

Supplemental disclosure of cash flow information:
Cash paid for interest	$19	$—	$10

Supplemental disclosure for non-cash investing and financing activities:
Issuance of common stock and options for acquisitions	$—	$590	$9,644
Value of shares released from escrow in connection with contingent consideration	314	2,057	—
Unrealized gain (loss) on investments	89	102	(179)

See accompanying Notes to Consolidated Financial Statements.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses in the financial statements and accompanying notes. Significant estimates are used for, but not limited to, receivable valuations, depreciable lives of fixed assets and internally developed software, valuation of goodwill and acquired intangibles, stock-based compensation, accruals and contingencies. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash consists of donations collected by the Company and payable to its customers, net of the associated transaction fees earned. The Company segregates monies associated with donations payable in a separate bank account with such monies used exclusively for the payment of donations payable. This usage restriction is internally imposed and reflects the Company’s intention with regard to such deposits.

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company limits its exposure to credit loss by placing its cash and cash equivalents and investments with high credit quality financial institutions. In general, the Company does not require collateral on its arrangements with customers. The Company has accounts receivable related to upfront and monthly maintenance fees as well as service and licensing fees which typically provide for credit terms of 30-60 days. The Company provides reserves against accounts receivable for estimated losses that may result from customers’ inability to pay. The amount of the reserves are determined by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ industry, historical losses and changes in customer creditworthiness.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No customers generated greater than 10% of total net revenue in 2006, 2005 or 2004.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Disposable Long-Lived Assets, the Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company recorded impairment losses of $562, $264 and $0 on software development costs, in the years ended December 31, 2006, 2005 and 2004, respectively.

Impairment of Goodwill

Goodwill is evaluated for potential impairment annually, generally during the fourth quarter, by comparing the fair value of a reporting unit to its carrying value, including recorded goodwill. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined would be recorded in the current period. To date there has been no impairment of the Company’s recorded goodwill.

Revenue Recognition

The Company derives revenue from fees paid by nonprofit organizations related to the use of Kintera Sphere as well as from the Company’s service offerings for wealth profiling and screening, advocacy campaigns and directed giving, from licenses of the Company’s prepackaged accounting software and from multiple element arrangements that may include any combination of these items. Revenue is recognized in accordance with the provisions of SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (upon contract signing or receipt of an authorized purchase order from the customer); (2) delivery has occurred (upon performance of services in accordance with contract specifications); (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties (credit terms extending beyond twelve months or significantly longer than is customary are deemed not to be fixed and determinable); and (4) collection is reasonably assured (there are no indicators of non-payment based upon history with the customer and/or upon completion of credit procedures). Billings made or payments received in advance of providing services are deferred until the period these services are provided. If at the outset of an arrangement it is determined that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due. If at the outset of an

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangement it is determined that collectibility is not probable, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment.

For arrangements with multiple elements, revenue recognition is based on the individual units of accounting determined to exist in the arrangement. A delivered item(s) is considered a separate unit of accounting when the delivered item(s) has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item(s) and, if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Items are considered to have stand-alone value when they are sold separately by any vendor or the customer could resell the item on a stand-alone basis. Fair value of an item is generally the price charged for the product when regularly sold on a stand-alone basis. When objective and reliable evidence of fair value exists for all units of accounting in an arrangement, arrangement consideration is generally allocated to each unit of accounting based upon their relative fair values. In those instances when objective and reliable evidence of fair value exists for the undelivered item(s) but not for the delivered items, the residual method is used to allocate arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate fair value of the undelivered item(s). When the Company is unable to establish stand-alone value for delivered item(s) or when fair value of an undelivered item(s) has not been established, as currently is the case for the upfront payments for activation, maintenance, and use of Kintera Sphere, a single unit of accounting is deemed to exist and revenue is generally recognized on a straight-line basis over the entire term of the arrangement. When contingent payments are received for the elements the Company recognizes these payments over the remaining term of the arrangement.

To date, the arrangements that contain multiple elements have been contracts that include upfront payments for activation fees received, data screening arrangements, monthly fees for the maintenance and use of the Company’s software, professional services and transaction fees tied to the donations and purchases that are processed. Revenue associated with the upfront payments is deferred and recognized on a straight-line basis over the entire term of the contract which in general ranges from twelve to thirty-six months. Revenue related to monthly maintenance and transaction fees for donations made through the website are recognized as services are provided. Credit card fees directly associated with processing customer donations and billed to customers are excluded from revenue in accordance with Emerging Issues Task Force (EITF) consensus on Issue 99-19. Reporting Revenue Gross as a Principal verses Net as an Agent.

Revenue from software licenses and related installation, training and consulting services is recognized in accordance with the American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, Software Revenue Recognition, as modified by SOP 98-4. License revenue is generally recognized up-front upon delivery of the licensed software, with arrangement consideration allocated to the license element using the residual method. This methodology is used when there is vendor-specific objective evidence (“VSOE”) of fair value for the remaining deliverables and when the remaining services to be provided do not involve the significant production, modification or customization of the licensed software. If VSOE of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. Revenue from postcontract customer support services is recognized separately on a straight-line basis over the term of the support period. VSOE for postcontract customer support services is based on customer renewal rates. Revenue from installation, training and consulting services is generally recognized separately as the services are performed. VSOE for installation, training and consulting services is based on the normal pricing practices for those services when regularly sold on a stand-alone basis. In order for the installation, training and consulting services to be accounted for separately, sufficient VSOE must exist to permit allocation to the various elements of the arrangement, the services must not be essential to the functionality of any other element of the transaction and the services must be described in the contract such that

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the total price of the arrangement would be expected to vary as a result of the inclusion or exclusion of the services. For arrangements with services that are essential to the functionality of the software but do not involve the significant production, modification or customization of the licensed software, the license and related service revenue are recognized upon the latter of the delivery of the license and the completion of the services, with the residual method utilized for the remaining elements in the contract.

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

The Company also enters into transactions that either exchange advertising for advertising (“Advertising Barter”) or advertising for other products and services (“Non-advertising Barter”). Advertising Barter transactions are recorded at the lesser of estimated fair value of the advertising received or given in accordance with the provisions of EITF Issue No. 99-17, Accounting for Barter Transactions. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Revenue for Non-advertising Barter transactions are recognized at the estimated fair value when the advertising spots received under such contracts are either used or sold to third parties. During the years ended December 31, 2006, 2005 and 2004, the Company recognized $577, $749 and $1,320, respectively, of revenue in connection with advertising.

Internal Use Software

The Company accounts for Internal Use Software Development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). In accordance with SOP 98-1, costs to develop internal use computer software during the application development stage are capitalized. Internal use capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in cost of revenue in the accompanying consolidated statements of operations. The Company reviews the software that has been capitalized for impairment on a yearly basis, or more frequently when events or changes in circumstances indicate the software might be impaired. Impairment losses are included in operating expenses in the accompanying consolidated statements of operations.

The following table summarizes the total amount of software costs capitalized and impaired for internal use software during the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
Internal Use Software - SOP 98-1
Capitalized costs	$—	$(23)	$435
Impairment losses	$167	$90	$—

Marketed Software

The Company accounts for the development cost of software that is marketed to customers in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (SFAS 86). All costs incurred prior to the resolution of unproven functionality and features, including new technologies, are expensed as research and development. After the uncertainties have been tested and the

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

development issues have been resolved and technological feasibility is achieved, subsequent direct costs such as coding, debugging and testing are capitalized. Capitalized costs of software to be sold, licensed or otherwise marketed are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in cost of revenue in the accompanying consolidated statements of operations. The Company reviews the software that has been capitalized for impairment on an annual basis, or more frequently when events or changes in circumstances indicate that software might be impaired. Impairment losses are included in operating expenses in the accompanying consolidated statements of operations.

The following table summarizes the total amount of software costs capitalized and impaired for marketed software during the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
Marketed Software - SFAS 86
Capitalized costs	$861	$1,160	$1,653
Impairment losses	$410	$174	$—

Advertising Costs

All advertising costs are expensed when incurred. Advertising costs were $1,083, $2,674, and $1,282 for the years ended December 31, 2006, 2005 and 2004, respectively.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for employee stock option plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations. Under APB No. 25, generally no compensation expense was recorded when the terms of the award were fixed and the exercise price of the employee stock option equaled or exceeded the fair value of the underlying stock on the date of the grant. Additionally, in periods prior to January 1, 2006, the Company followed the disclosure-only requirements of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) which allowed entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS 123 had been applied to these transactions.

Effective January 1, 2006, the Company adopted SFAS No. 123, Share-Based Payment (revised 2004) (SFAS 123(R)) and related interpretations which superseded APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods.

Prior to the adoption of SFAS 123(R), the Company accounted for share-based payment awards to employees in accordance with APB 25 and related interpretations, and had adopted the disclosure-only alternative of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In accordance with APB 25, stock-based compensation expense was not recorded in connection with

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share-based payment awards granted with exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant, unless certain modifications were subsequently made. The Company recorded deferred compensation in connection with stock options granted, as well as stock options assumed in acquisitions, with exercise prices less than the fair market value of the common stock on the date of grant or assumption in the case of acquisitions. The amount of such deferred compensation per share was equal to the excess of the fair market value over the exercise price on such date. Recorded deferred compensation was recognized as stock-based compensation expense ratably over the applicable vesting periods. In accordance with the provisions of SFAS 123(R), all deferred compensation previously recorded and unamortized as of January 1, 2006 has been eliminated with a corresponding reduction in additional paid in capital. The expense associated with such unamortized deferred compensation balances is included as a component of the expense recognized in accordance with SFAS 123(R) beginning January 1, 2006.

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

Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in stockholders’ equity. The Company’s other comprehensive income (loss) consists of unrealized gains or losses on marketable securities available-for-sale. Such amounts are excluded from net loss and are reported in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Potentially dilutive securities are not considered in the calculation of net loss per common share, as their inclusions would be anti-dilutive.

In accordance with SAB No. 98, Earnings Per Share, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration in the periods presented.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Year ended December 31,
	2006	2005	2004
Numerator
Net loss	$(33,123)	$(41,904)	$(19,237)

Denominator
Basic and diluted
Weighted average common shares outstanding	36,475,440	31,886,165	26,411,301
Less: Weighted average shares subject to repurchase	(677,009)	(1,105,296)	(1,289,384)

Denominator in basic calculation	35,798,431	30,780,869	25,121 917

Basic and diluted net loss per share	$(0.93)	$(1.36)	$(0.77)

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes potential common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive:

	December 31,
Common Stock Equivalents	2006	2005	2004
Common stock subject to repurchase	346,421	986,019	1,112,079
Options to purchase common stock	6,045,298	7,036,693	5,289,300
Warrants to purchase common stock	3,020,000	1,820,000	20,000

	9,411,719	9,842,712	6,421,379

Segment Information

In accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company is required to report financial and descriptive information about its reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company believes it operates in a single business segment.

Contingent Consideration

In connection with certain of the Company’s acquisitions, if certain future internal performance goals are later satisfied, the aggregate consideration for the respective acquisition is increased. Such additional consideration, if earned, will be paid in the form of additional shares of the Company’s common stock, which were reserved for that purpose, or cash. Any additional consideration paid will be allocated between goodwill and stock-based compensation expense, as applicable. The measurement, recognition and allocation of contingent consideration are accounted for using the following principles:

Measurement and Recognition

In accordance with SFAS No. 141, Business Combinations, which superseded APB Opinion No. 16, Business Combinations, contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable. The Company records the additional consideration issued or issuable in connection with the relevant acquisition when a specified internal performance goal is met. For additional consideration paid in stock, the Company calculates the amount of additional consideration using the closing price of its common stock on the date the performance goal is satisfied.

Amount Allocated to Goodwill

In accordance with EITF No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (EITF 95-8), the portion of additional consideration not affected by employment termination is recorded as additional purchase price, as the consideration is unrelated to continuing employment with the Company. Such portion is allocated to goodwill.

Amount Allocated to Compensation Expense

In accordance with EITF 95-8, the value associated with additional consideration related to stock or options that vest between the acquisition date and the date at which the contingency is satisfied is recorded as a charge to

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock compensation expense because the consideration is related to continuing employment with the Company and will only be earned to the extent that the holder of such options or restricted stock continues to be employed by the Company and meets the vesting requirements. The Company expenses the value over the remaining vesting period of the underlying restricted stock and unvested options. In the event that a holder does not fully vest in the restricted stock or unvested options, expense is adjusted to reflect forfeitures.

New Accounting Pronouncements Not Yet Adopted

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. We are in the process of determining what effect, if any, the adoption of FIN 48 will have on our consolidated financial statements.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current period’s presentation. In 2006, the Company began to restrict cash in an amount equal to donations payable, reflecting the Company’s intent to restrict the usage of such monies to the payment of the associated donations payable liability. In connection with this change the company reclassified the prior year consolidated financial statements to conform to the current year presentation.

As of December 31, 2005, cash and cash equivalents on the consolidated balance sheets were originally reported to be $19,612 of which $11,288 has been reclassified to restricted cash, resulting in revised cash and cash equivalents of $8,324. Cash flows from operating activities were also affected by the reclassification. For the years ended December 31, 2005 and 2004 cash used in operating activities on the consolidated statements of cash flows were originally reported to be $(17,567) and $(6,747), respectively. The cash flows from operating activities for December 31, 2005 and 2004 now include the change in restricted cash of $(6,678) and $(3,811), respectively, resulting in revised cash used in operating activities of $(24,245) and $(10,558), respectively.

The Company also reclassified $452 of amounts previously reported as property and equipment, net to prepaids and other current assets in the December 31, 2005 consolidated balance sheets. This reclassification had the effect of increasing working capital from $20,081 to $20,533.

2. Restatement of Quarterly Condensed Consolidated Financial Statements

Revenue Recognition

In connection with the audit of the Company’s financial statements for the year ended December 31, 2006 certain errors associated with the Company’s recognition of revenue during the first, second and third quarters of 2006 were identified. The errors generally related to contracts and agreements terms made during 2006 and were attributable to the integration of offerings from a number of the Company’s acquisitions with unique business and operating processes. The errors, in all cases, represented overstatements of revenue. The following line items represent revenue related categories that are consistent with the way management classifies its revenues internally and may not be representative of the fair value of those categories as defined by SOP 97-2 and EITF 00-21.

-	Multiple element software arrangement without VSOE of fair value for undelivered elements: The Company is party to a contract that provides for multiple software license deliveries based on locations,

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

implementation, training and hardware. Given that the Company did not have VSOE for the undelivered software licenses the Company was precluded from recognizing revenue for any of the other elements in the arrangement until such a time as all of the software licenses had been delivered. The Company erroneously recognized revenue related to software, hardware and professional services provided to date. The effect of the related adjustment is to reverse revenue previously recognized and establish such amounts on the balance sheet as deferred revenue.

-	Accounting for post-contract support (PCS) arrangements at Fundware: The Company recognized revenue relating to PCS agreements at its Fundware subsidiary that were not renewed. The effect of the related adjustment is to reverse revenue previously recognized and eliminate the associated accounts receivable against the related deferred revenue balance. In some cases, the Company recognized revenue relating to renewed PCS agreements at its Fundware subsidiary beginning on the date of the renewal invoice, which is typically generated 60 to 90 days in advance of the beginning of the renewal period. The effect of the related adjustment is to reverse the revenue recognized prematurely and re-establish such amounts as deferred revenue.

-	Multiple element arrangements: The Company records hosting revenues at the inception of the agreement where essential functionality has been established and hosting services are the predominant element of the arrangement. During 2006, the Company inappropriately recorded revenues prior to the essential functionality being established or when implementation or other services were significant (and hosting services was not considered predominant). The effect of the related adjustments for arrangements where the implementation services were significant and hosting services were not considered to be the predominant element is to reverse the implementation services revenue until completion of these services and recognize them over the remaining hosting period. The effect on revenue associated with the arrangement where the implementation services are considered essential to the functionality is to defer the hosting and implementation services until the completion of the implementation services whereby the combination of both the hosting and professional services revenues will be recognized ratably over the remaining term of the hosting arrangement.

-	Wealth screening conversion from software to hosting: The Company recorded the value of revenue associated with the provision of wealth screening data when that data was delivered to the customer in accordance with American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, Software Revenue Recognition, as modified by SOP 98-4 consistent with the Company’s historic practice of providing the customer with a software license of their data. In 2006 the Company integrated its wealth screening offering with its Kintera Sphere hosting platform, and provided wealth screening data as part of its on-demand hosting model. This change in the Company’s procedures requires that the Company consider wealth screening to be an element of its multi-element hosting agreement, and as such to defer recognition of wealth screening revenue in accordance with the company’s accounting procedures for multi-element agreements.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other

The restated financial statements also reflect the correction of other individually immaterial errors contained in the financial statements included in the Prior Report. These errors related to the accounting for stock based compensation, amortization of intangibles, and certain accrued liabilities. The effects of the restatement on the consolidated financial statements and a summary of the adjustments are provided below.

The following table summarizes the revenue recognition and other errors in each of the respective quarters, categorized by type of error.

	Quarter Ending			2006 Cumulative Amount
Revenue Errors by Category	March 31, 2006	June 30, 2006	September 30, 2006
Multiple element software arrangement without VSOE of fair value for undelivered elements	$(249)	$(67)	$(276)	$(592)
Accounting for PCS arrangements	(13)	(403)	(164)	(580)
Multiple element arrangements	(197)	(459)	(628)	(1,284)
Wealth screening	(288)	(498)	(563)	(1,349)

Revenue Total	(747)	(1,427)	(1,631)	(3,805)

Expense Errors
Other	(173)	(79)	(343)	(595)

Total impact on net loss	$(574)	$(1,348)	$(1,288)	$(3,210)

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the impact of the revenue recognition and other errors on the Company’s previously reported condensed consolidated balance sheets for the quarters ended March 31, June 30, and September 30, 2006.

	Quarter ended March 31, 2006			Quarter ended June 30, 2006			Quarter ended September 30, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents (A)	$4,183	$—	$4,183	$4,662	$—	$4,662	$4,020	$—	$4,020
Restricted cash (A)	5,243	—	5,243	3,851	—	3,851	8,063	—	8,063
Marketable securities	18,003	—	18,003	11,072	—	11,072	9,408	—	9,408
Accounts receivable, net	7,793	(78)	7,715	10,418	—	10,418	7,816	—	7,816
Prepaid expenses and other current assets	1,810	—	1,810	1,178	—	1,178	1,311	—	1,311
Deferred costs	—	100	100	—	209	209	—	396	396

Total current assets	37,032	22	37,054	31,181	209	31,390	30,618	396	31,014

Property and equipment, net	3,167	(38)	3,129	2,813	(78)	2,735	2,191	—	2,191
Software development costs, net	2,141	—	2,141	2,162	—	2,162	1,959	—	1,959
Other assets	136	—	136	144	—	144	86	—	86
Intangible assets, net	9,870	—	9,870	9,094	30	9,124	8,317	70	8,387
Goodwill	11,815	—	11,815	12,017	—	12,017	12,017	—	12,017

Total assets	$64,161	$(16)	$64,145	$57,411	$161	$57,572	$55,188	$466	$55,654

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$1,664	$—	$1,664	$1,618	$—	$1,618	$1,228	$—	$1,228
Accrued expenses	734	—	734	938	—	938	982	—	982
Accrued employee benefits	2,332	—	2,332	2,066	—	2,066	2,015	—	2,015
Donations payable	5,243	—	5,243	3,851	—	3,851	8,063	—	8,063
Short-term notes payable	391	—	391	199	—	199	—	—	—
Deferred revenue	12,498	663	13,161	12,913	2,157	15,070	12,784	3,780	16,564

Total current liabilities	22,862	663	23,525	21,585	2,157	23,742	25,072	3,780	28,852
Deferred rent and other	91		91	75		75	59		59

Total liabilities	22,953	663	23,616	21,660	2,157	23,817	25,131	3,780	28,911

Stockholders’ equity
Preferred Stock	—	—	—	—	—	—	—	—	—
Common stock	36	—	36	36	—	36	36	—	36
Additional paid-in capital	145,514	(105)	145,409	147,019	(74)	146,945	148,216	(104)	148,112
Accumulated other comprehensive loss	(92)	—	(92)	(48)	—	(48)	(6)	—	(6)
Accumulated deficit	(104,250)	(574)	(104,824)	(111,256)	(1,922)	(113,178)	(118,189)	(3,210)	(121,399)

Total stockholders’ equity	41,208	(679)	40,529	35,751	(1,996)	33,755	30,057	(3,314)	26,743

Total liabilities and stockholders’ equity	$64,161	$(16)	$64,145	$57,411	$161	$57,572	$55,188	$466	$55,654

(A)	The cash and cash equivalents and restricted cash balances in the “As Reported” columns reflect the reclassification discussed in Footnote 1.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the impact of the revenue recognition and other errors on the Company’s previously reported condensed consolidated statements of operations for the quarters ended March 31, June 30, and September 30, 2006.

	Quarter ended March 31, 2006			Quarter ended June 30, 2006			Quarter ended September 30, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net revenues	$10,660	$(747)	$9,913	$12,809	$(1,427)	$11,382	$11,725	$(1,631)	$10,094
Cost of revenue	3,115	(101)	3,014	3,537	(108)	3,429	3,179	(187)	2,992

Gross profit	7,545	(646)	6,899	9,272	(1,319)	7,953	8,546	(1,444)	7,102

Operating expenses:
Sales and marketing	7,025	(41)	6,984	6,653	25	6,678	6,243	(10)	6,233
Product development and support	2,896	—	2,896	2,329	—	2,329	2,245	—	2,245
General and administrative	6,444	(31)	6,413	6,695	34	6,729	6,428	(106)	6,322
Amortization of purchased intangibles	777	—	777	776	(30)	746	776	(40)	736

Total operating expenses	17,142	(72)	17,070	16,453	29	16,482	15,692	(156)	15,536

Operating loss	(9,597)	(574)	(10,171)	(7,181)	(1,348)	(8,529)	(7,146)	(1,288)	(8,434)
Other income (expense):
Interest income (expense) and other, net	316	—	316	175	—	175	213	—	213

Net loss	$(9,281)	$(574)	$(9,855)	$(7,006)	$(1,348)	$(8,354)	$(6,933)	$(1,288)	$(8,221)

Loss per common share—basic and diluted	$(0.26)	$(0.03)	$(0.29)	$(0.20)	$(0.04)	$(0.23)	$(0.19)	$(0.04)	$(0.23)

Weighted average common shares outstanding	35,494	35,494	35,494	35,723	35,723	35,723	35,615	35,615	35,615

3. Acquisitions

Prospect Information Network, LLC

In February 2004, the Company completed the acquisition of Prospect Information Network, LLC (“PIN”), a provider of software, services and data for data screening services for nonprofit organizations. PIN’s services enable fundraisers to more efficiently identify, profile, monitor and rank the wealth of prospects in their database. As consideration for all of the membership interests of PIN, the Company issued approximately 219,000 shares of restricted common stock. The restricted shares vest ratably over a period of 36 months. Up to 336,000 additional shares of common stock were being held in escrow and would be released to the members of PIN if the revenue generated from PIN’s business during the year following the closing of the transaction met certain targets. In addition, some of the shares issued to the PIN members are being held in escrow to secure the obligations of PIN and its members under the purchase agreement. In the third quarter of 2005, the Company released and accelerated vesting on 168,000 shares of common stock, formerly held in escrow, to the former shareholders of PIN. As a result of the release, the Company recorded additional goodwill of approximately $2,057. In the first quarter of 2006, the Company released 56,000 shares of common stock, formerly held in escrow, to the former shareholders of PIN upon achievement of the revenue targets. As a result of the release, the Company recorded additional goodwill of approximately $123. The remaining balance of 112,000 shares of common stock remains in escrow for future release based on achievement of revenue targets.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Carol/Trevelyan Strategy Group

In March 2004, the Company completed the acquisition of Carol/Trevelyan Strategy Group (“CTSG”), a provider of online advocacy solutions. CTSG’s services enable customers to meld offline and online strategies and tools to build membership, affinity and impact for nonprofit organizations, political campaigns and unions. The Company issued approximately 331,000 shares of restricted common stock and $250 in cash to acquire CTSG. Up to 93,000 additional shares of common stock were being held in escrow and would be released if the revenue generated from CTSG’s business during the year following the closing of the transaction meets certain targets. In addition, some of the shares issued were being held in escrow to secure the obligations of CTSG and its stockholders. In April 2005, the Company released and accelerated vesting on 341,357 shares of common stock, formerly held in escrow, to the former shareholders of CTSG. As a result of such vesting, the Company realized a stock compensation charge of $2,955 during the year ended December 31, 2005. The purchase agreement was amended April 1, 2005 to provide a stock price guarantee to former CTSG stockholders. The amendment stipulates that in the event that the sum of the gross proceeds from the sale of all shares sold by the former CTSG stockholders prior to March 15, 2006, plus the total value of the unsold shares is less than an aggregate of $1,800 million (such difference, the “Pro-Rata Shortfall”), then the Company is obligated to pay the former CTSG stockholders an amount equal to the Pro-Rata Shortfall. For the year ended December 31, 2005, the Company recognized approximately $581 in compensation expense related to the estimated Pro-Rata Shortfall. On March 16, 2006, the Company made cash payments to the former CTSG stockholders in the aggregate amount of $746 which resulted in incremental expense of $165 during the year ended December 31, 2006. As of December 31, 2006, no contingencies remain with respect to this acquisition.

BNW, Inc.

In June 2004, the Company completed the acquisition of BNW, Inc. (“BNW”), a provider of recreational/athletic facilities management software. BNW’s services were designed specifically for colleges, universities and community centers. The Company issued approximately 22,000 shares of restricted common stock and $281 in cash to acquire BNW. Up to 105,000 additional shares of common stock were being held in escrow for release if the revenue generated from BNW’s business during the year following the closing of the transaction met certain targets. The revenue targets were not met. As of December 31, 2006, no contingencies remain with respect to this acquisition.

KindMark, Inc.

In August 2004, the Company completed the acquisition of certain intellectual property and other assets of KindMark, Inc. (“KindMark”), a developer of corporate giving solutions to help corporations and nonprofits automate and support their workplace giving programs. The Company issued approximately 58,000 shares of restricted common stock and paid $147 in cash. Up to approximately 130,000 additional shares of common stock were being held in escrow to be released to the former stockholder of KindMark if the revenue generated from KindMark’s business during the year following the closing of the transaction met certain targets. The revenue targets were not met. As of December 31, 2006, no contingencies remain with respect to this acquisition.

Kamtech, Inc.

In August 2004, the Company completed the acquisition of Kamtech, Inc. (“Kamtech”), a provider of wealth screening services. The Company issued approximately 103,000 shares of restricted common stock and paid $310 in cash. Up to approximately 272,000 additional shares of common stock were being held in escrow to be released if the revenue generated from the Company’s wealth profiling business during the year following the closing of the transaction met certain targets. The revenue targets were not met. As of December 31, 2006 no contingencies remain with respect to this acquisition.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Giving Capital, Inc.

In September 2004, the Company completed the acquisition of certain intellectual property and other assets of Giving Capital, Inc. (“Giving Capital”), which offers on-demand solutions for donor-advised funds and wealth management products to financial institutions. The Company issued approximately 20,000 shares of restricted common stock and paid $7 in cash. Up to approximately 162,000 additional shares of common stock were being held in escrow to be released if the revenue generated from Giving Capital’s business during the year following the closing of the transaction met certain targets. In the second quarter of 2006, the Company released 127,000 shares of common stock, formerly held in escrow, to the former stockholders of Giving Capital upon achievement of the revenue targets. As a result of the release, the Company recorded additional goodwill of approximately $190. As of December 31, 2006, no contingencies remain with respect to this acquisition.

American Fundware, Inc.

In December 2004, the Company completed the acquisition of American Fundware, Inc. (“Fundware”), provider of accounting software for nonprofit organizations and governments. The Company paid $11,038 in cash.

Gold Box, Inc.

In February 2005, the Company completed the acquisition of Gold Box, Inc. (“Gold Box”), a business which allows an individual to create a personalized charity gift card or gift certificate. The Company issued approximately 98,000 shares of restricted common stock and paid approximately $250 in cash. The approximately 98,000 shares of restricted common stock were being held in escrow to be released to the stockholders of Gold Box if the revenue generated from Gold Box’s business during the year following the closing of the transaction met certain targets. The targets were not met. As of December 31, 2006, no contingencies remain with respect to this acquisition.

2004 Acquisitions The aggregate purchase price for PIN of $3,275 plus acquisition costs of $296; the aggregate purchase price for CTSG of $5,274, plus acquisition costs of $315; the aggregate purchase price for BNW of $520, plus acquisition costs of $100; the aggregate purchase price for Kindmark of $524, plus acquisition costs of $100; the aggregate purchase price for Kamtech of $926, plus acquisition costs of $109; the aggregate purchase price for GCI of $159, plus acquisition costs of $100; the aggregate purchase price for Fundware of $11,038, plus acquisition costs of $300 were allocated as follows:

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

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquired intangible assets represent the customer bases of PIN, CTSG, BNW, KindMark, Kamtech, GCI and Fundware, developed technology and trademarks of Fundware and non-compete agreements from PIN. The customer base intangible assets were assigned an estimated useful life of five years for amortization purposes. The trademarks have an indefinite life. The developed technology intangible assets were assigned a life of four years for amortization purposes. The non-compete agreement intangible assets were assigned a life of three years for amortization purposes. The Company calculated the fair value of the tangible and intangible assets acquired to allocate the purchase prices in accordance with SFAS 141.

2005 Acquisitions The aggregate purchase price for Gold Box of approximately $820 plus acquisition costs of approximately $91 was preliminarily allocated as follows: 1) Assets—goodwill $370, intangible assets $576; 2) Liabilities—escrow payable-deferred compensation $35; 3) net assets acquired were $911.

4. Marketable Securities

The Company has classified all investments as available-for-sale, which are summarized as follows:

December 31, 2006	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Certificates of deposit	$1,344	$—	$(2)	$1,342
Auction rate securities	1,000	—	—	1,000
Corporate Bonds	1,653	1	(1)	1,653
U.S. Government/Agency	3,375	23	(9)	3,389

	$7,372	$24	$(12)	$7,384

December 31, 2005	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Certificates of deposit	$3,940	$—	$(15)	$3,925
Auction rate securities	1,000	—	—	1,000
Corporate Bonds	9,996	—	(41)	9,955
U.S. Government/Agency	7,010	—	(21)	6,989

	$21,946	$—	$(77)	$21,869

As of December 31, 2006, investments with a remaining maturity of one year or less amounted to $6,383 and investments with a remaining maturity of greater than one year and less than five years amounted to $1,001. The Company realized a net gain of $8, a net gain of $1 and a net loss of $35 from the sale of securities in 2006, 2005 and 2004, respectively.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Balance Sheet Details

Accounts receivable consists of the following:

	December 31,
	2006	2005
Accounts receivable	$6,950	$6,249
Unbilled accounts receivable	311	1,117

	7,261	7,366
Less: allowance for doubtful accounts	(915)	(1,382)

	$6,346	$5,984

Bad debt expense was $(61), $1,703 and $252 for the years ended December 31, 2006, 2005 and 2004, respectively.

Prepaid expenses and other current assets consist of the following:

	December 31,
	2006	2005
Prepaid expenses	$441	$1,225
Interest receivable	125	280
Other current assets	144	184

	$709	$1,689

Property and equipment consist of the following:

		December 31,
Class	Useful Life	2006	2005
Computer equipment	3 - 5	$6,706	$6,720
Purchased software	3	1,019	1,181
Office equipment	5	528	532
Furniture and fixtures	5	682	719
Leasehold improvements	lease term	487	536

		9,422	9,688
Less: accumulated depreciation and amortization		(7,604)	(6,183)

Net property and equipment		$1,818	$3,505

Depreciation expense was $1,948, $1,770, and $1,036 for the years ended December 31, 2006, 2005 and 2004, respectively.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized software development costs consist of the following:

	December 31,
	2006	2005
Internal use software development costs	$291	$322
Marketed software development costs	2,983	2,785

	3,274	3,107
Less: accumulated amortization	(1,571)	(689)

	$1,703	$2,418

Amortization expense for capitalized software development costs was $999, $509 and $180 for the years ended December 31, 2006, 2005 and 2004, respectively.

Other assets consist of the following:

	December 31,
	2006	2005
Deposits	$62	$122
Notes receivable	21	84
Other assets	—	39

	$83	$245

Intangible assets consist of the following:

	Useful life (In years)	December 31, 2006			December 31, 2005
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer base	5	$14,079	$(7,234)	$6,845	$14,079	$(4,528)	$9,551
Developed technology	4	996	(687)	309	996	(438)	558
Trademarks and company name	indefinite	490	—	490	490	—	490
Non-compete agreements	3	122	(115)	7	122	(74)	48

		$15,687	$(8,036)	$7,651	$15,687	$(5,040)	$10,647

Amortization expense was $2,996, $3,105 and $1,360 for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, the total of charges to be recognized in future periods from amortization of intangible assets are anticipated to be approximately $2,913, $2,485, $1,748, and $15 for the years ended December 31, 2007, 2008, 2009 and 2010, respectively.

The changes in the carrying amount of goodwill are as follows:

	Years ended December 31,
	2006	2005	2004
Beginning balance	$11,703	$8,889	$1,741
Goodwill recorded in connection with acquisitions	—	821	6,862
Goodwill recorded in connection with achievement of contingent consideration milestones	314	2,057	—
Escrow related and other	—	(64)	286

	$12,017	$11,703	$8,889

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Related Party Transactions

The Company issued loans to employees in the amount of $75 and $165 for the years ended December 31, 2005 and 2004, respectively. No loans were issued in 2006. As of December 31, 2006 and 2005, the Company had receivables of $46 and $154, respectively, from these employee loans. Compensation expense recorded in connection with the forgiveness provisions of these loans was $83, $86 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

In July 2000, the Company issued a loan in connection with the relocation of an employee for $150. The loan was forgiven pro-rata over four years. Compensation expense related to the loan was $0, $0, and $19 for the years ended December 31, 2006, 2005 and 2004, respectively.

During 2000, a founder loaned the Company $45. The note payable does not bear interest and does not have a maturity date. The note was paid during 2004.

7. Capital Lease and Lines of Credit

In December 2006, the Company entered into a 36-month capital lease relating to telephony equipment. The present value of the future minimum lease payments is approximately $50 and the interest rate implicit in the lease is 9.6%. As of December 31, 2006 the equipment had not been delivered and accordingly, the Company has not recorded the associated liability.

8. Stockholders’ Equity

Amended and Restated Certificate of Incorporation

In December 2003, the Company adopted an Amended and Restated Certificate of Incorporation (the “Certificate”). The Certificate authorizes up to 20,000,000 shares of preferred stock, which enables the Board of Directors to designate and issue preferred stock with rights senior to those of common stock.

Common Stock

The Company issued shares that are subject to vesting to employees and others in connection with certain business combinations that occurred in 2003, 2004 and 2005. Shares of restricted common stock are subject to repurchase by the Company, pursuant to vesting schedules and achieving certain performance criteria, which generally extend for a period of up to four years. In the event of termination of employment, the Company has the option to repurchase the unvested shares at their original issuance price. As of December 31, 2006 and 2005, there were 346,421 and 986,019 shares, respectively, subject to repurchase.

In December 2003, the Company completed its initial public offering and issued 5,750,000 shares of common stock at $7.00 per share for net proceeds of approximately $36,088. In July 2004, the Company sold 2,500,000 shares of its common stock in a private placement at a price of $8.00 per share for net proceeds of approximately $18,500. Another private placement was held in December 2004 and the Company again sold 2,500,000 shares of its common stock at a price of $7.00 per share for net proceeds of approximately $16,300.

In December 2005, the Company completed a private placement and issued 4,500,000 shares of common stock at $3.00 per share for net proceeds of $12,316. In connection with the offering, the Company issued

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

warrants to purchase 1,800,000 shares of our common stock at an exercise price of $3.50 per share expiring December 2, 2010.

In December 2006, the Company completed a private placement and issued 4,000,000 shares of common stock at $1.25 per share for net proceeds of $4,479. In connection with the offering, the Company issued warrants to purchase 1,200,000 shares of our common stock at an exercise price of $1.60 per share expiring December 2011. Concurrent with the transaction, the Company entered into a Warrant Amendment Agreement pursuant to which the Company agreed to amend the exercise price on outstanding warrants issued in December 2005, exercisable for up to 1,800,000 shares of its common stock, to $1.60 from $3.50.

In connection with each of the private placements noted above, the Company entered into registration rights agreements with each of the respective investors covering the shares purchased and, as applicable, the shares subject to warrants. Those agreements generally require the company to file and maintain the effectiveness of a registration statement covering the respective securities until the date which is the earlier of (i) five years after its effective date, (ii) such time as all of the registrable securities covered by such registration statement have been publicly sold by the investors, or (iii) such time as all of the registrable securities covered by such registration statement may be sold by the investors pursuant to Rule 144(k) as determined by the counsel to the Company. In the event that the Company does not file and/or maintain the effectiveness of a registration statement (a “default”), the Company must pay to each investor an amount in cash, as partial liquidated damages, equal to 1.0% (subject to reduction as described below) of the aggregate investment amount paid by such investor for shares; and on each monthly anniversary of each such default (if the applicable default shall not have been cured by such date) until the applicable default is cured, the Company shall pay to each investor an amount in cash, as partial liquidated damages, equal to 1.0% (subject to reduction as provided in the following sentence) of the aggregate investment amount paid by such investor for shares. After such time as the Company shall have become obligated to any investor to make payments in aggregate of 4.0% of the aggregate investment amount paid by such investor for shares, then the amount of liquidated damages shall thereafter be reduced from 1.0% to 0.5% with respect to all damages accruing in excess of 4.0% of the aggregate investment amount paid by such investor for shares. The amount of liquidated damages the Company is obligated to pay any investor is limited to 10% of the aggregate investment amount paid by such investor for shares. As of December 31, 2006, the Company is, and has been, in compliance with each of the respective registration rights agreements.

Stock Options and Stock Compensation Plans

In October 2000, the Company adopted the Kintera, Inc. 2000 Stock Option Plan (“2000 Plan”). As amended following the initial public offering in December 2003, the Board of Directors determined that no further options would be granted under the 2000 Plan. A committee designated by the Board of Directors fixed the terms and vesting of all options; however, in no event did the contractual term exceed 10 years. Generally, options granted prior to 2006 vest 25% one year from the grant date and 1/1,460 per day thereafter until the options are fully vested, while options granted in 2006 vest 25% one year from the grant date and 1/48 per month thereafter until the options are fully vested.

In December 2003, the Company adopted the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, as amended, the Company may grant various stock awards, including but not limited to stock options, up to 9,550,000 shares of common stock. The total number of awards which may be granted under the 2003 Plan is reduced, at all times by the number of stock options outstanding and shares issued under the 2000 Plan. As of December 31, 2006, the number of awards which may be granted under the 2003 Plan is reduced by 2,159,826 for stock options outstanding and shares issued under the 2000 Plan. The 2003 Plan contains provisions which limit the number of stock awards granted to any individual employee in a fiscal year.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2006, 454,274 and 2,258,269 shares of the Company’s common stock were available for grant under the 2004 Plan and 2003 Plan, respectively. No options were available for grant under the 2000 Plan at December 31, 2006.

Both the 2000 Plan and the 2003 Plan allow for employees to early exercise unvested stock options. All unvested options exercised are subject to repurchase by the Company within 60 days of an employee’s termination. Unvested options are subject to repurchase at the original purchase price. As of December 31, 2006 and 2005, there were 14,448 and 23,516 shares issued and outstanding from such options, subject to repurchase by the Company.

In December 2005, the Company initiated a plan which resulted in the repricing of certain employee stock options and the acceleration of vesting for certain other employee stock options. An aggregate of 759,059 vested stock options with exercise prices greater than $3.00 were repriced to the current market price of $2.92 and vesting was accelerated on 1,209,653 options. The Company recorded $38 in compensation expense relating to the repricing of stock options as the options were considered available under the provisions of APB 25. The stock based compensation was determined as the difference between the effective date stock price of $2.92 and the market price on December 30, 2005 of $2.97.

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

The exchange was accounted for as a modification in accordance with the provisions of FAS 123(R) and accordingly the Company will recognize additional compensation cost of $366, which equals the excess of the

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value of the modified award over the fair value of the original award immediately before its terms were modified, with such additional compensation cost being recorded over the two year vesting period of the modified award.

Stock option activity is as follows:

	Number	Weighted- average
	of shares	Exercise price
Balance at December 31, 2003	2,713,355	$1.82
Granted	3,617,759	$9.17
Exercised	(451,763)	$1.25
Cancelled	(590,051)	$8.32

Balance at December 31, 2004	5,289,300	$6.20
Granted	4,470,229	$3.58
Exercised	(479,918)	$1.26
Cancelled	(2,242,918)	$7.44

Balance at December 31, 2005	7,036,693	$4.48
Granted	2,484,164	$2.00
Exercised	(148,838)	$0.93
Cancelled	(3,326,721)	$5.09

Balance at December 31, 2006	6,045,298	$3.21

The aggregate intrinsic value for stock options outstanding and stock options exercisable as of December 31, 2006, was $111 and $108, respectively, based on the Company’s closing stock price of $1.25 per share as of December 31, 2006. The aggregate intrinsic value for stock options exercised during the year ended December 31, 2006, was $168 representing the total pre-tax intrinsic value, based on the Company’s closing stock price on each of the respective exercise dates. The weighted-average grant date fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004 was $1.16, $2.29 and $6.56 per share, respectively. The total compensation cost related to nonvested awards not yet recognized amounted to $2,175 at December 31, 2006, which will be recognized over a weighted-average period of 1.3 years.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options outstanding			Options vested
Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number of options vested	Weighted average exercise price
$0.06 - $1.60	776,799	8.0 years	$1.24	244,041	$0.81
$1.61 - $2.00	1,012,128	7.6 years	$1.92	513,577	$2.00
$2.01 - $2.57	1,879,282	8.5 years	$2.41	383,451	$2.43
$2.58 - $2.92	930,968	8.2 years	$2.86	718,611	$2.88
$2.93 - $7.05	597,139	8.4 years	$3.97	221,461	$3.96
$7.06 - $16.67	848,982	7.6 years	$8.11	556,848	$8.18

$0.06 -$16.67	6,045,298	8.1 years	$3.21	2,637,989	$3.66

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average remaining contractual life for options vested is 7.2 years.

Employee Stock Purchase Plan

In December 2003, the Company adopted the 2003 Employee Stock Purchase Plan (ESPP). Under the ESPP, the Company may issue up to 1,600,000 shares of common stock to eligible employees who elect to participate in the plan. The participating employees will obtain a purchase right in shares of the Company’s common stock at the lower of 85% of the common stock closing price on the first day of the offering period or 85% of the common stock closing price on the purchase date, which is the last day of the offering period. The offering period’s durations are generally six months in length and generally begin on May 1 and November 1 of each year. At December 31, 2006, there were 1,366,843 shares available for future issuance under this plan. The Company issued 67,000 shares under this plan during the year ended December 31, 2006. The Company recognized as stock-based compensation expense approximately $20 as the fair value of the potential shares to be purchased under this plan during the year ended December 31, 2006.

Stock-Based Compensation Expense

With the adoption of SFAS 123(R) on January 1, 2006, the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company utilizes the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates. The Company uses an expected stock-price volatility assumption that is primarily based on historical realized volatility of the underlying stock during a period of time. With regard to the weighted-average option life assumption, the Company used the simplified method provided for in SAB No. 107 and accordingly the expected life represents the midpoint between the vesting date and the end of the contractual life. The Company applies the graded-vesting attribution method of recognizing compensation cost for awards with graded vesting.

The following table presents details of stock-based compensation expense by functional line item based on the fair value provisions of SFAS 123(R) for the year ended December 31, 2006 and based on the provision of APB 25 for the years ended December 31, 2005 and 2004.

	Year Ended December 31,
	2006 (1)	2005	2004
Sales and marketing	$1,557	$5,162	$3,266
Product development and support	537	986	852
General and administrative	2,433	959	883

	$4,527	$7,107	$5,001

(1)	The amounts included in the year ended December 31, 2006 reflect the adoption of SFAS 123(R) effective January 1, 2006.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant was estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following assumptions:

	Employee Stock Options Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.55%-5.10%	4.36%	3.5%
Expected life (in years)	6	5	5
Volatility	70%-75%	65%	80%
Expected dividend yield	0%	0%	0%

Compensation related to awards granted to consultants was $29, $96 and $314 for the years ended December 31, 2006, 2005 and 2004, respectively. No awards were granted to consultants during the year ended December 31, 2006. The fair value for these options was estimated at the date the consultant’s performance was complete using the Black-Scholes method for option pricing with the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Weighted average risk free interest rate	4.8%	4.2%	4.0%
Expected option life (in years)	7	5	10
Range of stock price volatility	80%	80%	80%
Expected dividend yield	0%	0%	0%
Weighted average fair value of options granted	$1.19	$2.42	$12.43

Prior to the Company’s adoption of SFAS 123(R), SFAS 123 required that the Company provide pro forma information regarding net income and net earnings per common share as if compensation cost for the Company’s stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, requiring quarterly SFAS 123 pro forma disclosure. The pro forma charge for compensation cost related to stock-based awards granted was recognized over the vesting period. The following table illustrates the effect on net loss and loss per common share as if the fair value method had been applied to all outstanding awards for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004
Net loss—as reported	$(41,904)	$(19,237)
Add: Stock-based employee compensation expense included in reported net loss	3,533	5,058
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	(10,704)	(5,808)

Pro forma net loss	$(49,075)	$(19,987)

Net loss—per share—as reported	$(1.36)	$(0.77)

Net loss—per share—pro forma	$(1.59)	$(0.80)

Stock Warrants

In August 2003, the Company entered into a $3,000 Loan and Security Agreement with a bank. In connection with the Loan and Security Agreement, the Company issued a warrant to purchase 20,000 shares of

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series G preferred stock at $10.00 per share. The warrant is immediately exercisable and per its terms will expire on the latter of 10 years from issuance or 5 years after the closing of an initial public offering of common stock. The Company completed its initial public offering in December 2003 at which time the warrant converted to the purchase of 20,000 shares of common stock at $10.00 per share and accordingly, will expire in 2008. The fair value of the warrant was estimated at $166 using the Black-Scholes method for option pricing. The assumptions used were 4.0% for the weighted average risk free rate, 80% expected stock price volatility, 0% expected dividend yield and 10 year expected warrant life. The fair value was recorded as deferred line of credit financing costs to be amortized to interest expense over the thirty-six month repayment period. The Loan and Security Agreement was terminated in 2004 at which time the remaining deferred line of credit financing costs were expensed.

In connection with the purchase of technology, the Company issued a warrant to purchase 20,000 shares of common stock at $0.001 per share in January 2004. The warrants were exercised in 2005.

In December 2005, the Company completed a private placement offering and in connection with the offering issued warrants to purchase 1,800,000 shares of common stock at an exercise price $3.50 per share expiring in December 2010.

In December 2006, the Company completed a private placement offering and in connection with the offering issued warrants to purchase 1,200,000 shares of common stock at an exercise price of $1.60 per share expiring December 2011. Concurrent with the transaction, the Company entered into a Warrant Amendment Agreement pursuant to which the Company agreed to amend the exercise price on outstanding warrants issued in December 2005, exercisable for up to 1,800,000 shares of its common stock, to $1.60 from $3.50.

Shares Reserved for Future Issuance

The following capital stock is reserved for future issuance:

	December 31,
	2006	2005
Stock options issued and outstanding	6,045,298	7,036,693
Authorized for future option grants	2,712,543	935,736
Stock warrants	3,020,000	1,820,000
Employee Stock Purchase Plan	1,366,843	833,779

	13,144,684	10,626,208

9. Income Taxes

The Company was in a net loss position in 2006, 2005 and 2004.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets as of December 31, 2006 and 2005 are shown below. A valuation allowance has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$33,562	$23,127
Research tax credit carryforwards	4,111	2,967
Deferred revenue	6,824	4,855
Stock-based compensation	1,203	—
Other, net	2,734	1,801

Total deferred tax assets	48,433	32,750
Deferred tax liability: Amortization of Intangibles	(239)	(4,338)

Net deferred tax assets before valuation allowance	48,194	28,412
Valuation allowance for net deferred tax assets	(48,194)	(28,412)

Net deferred tax assets	$—	$—

At December 31, 2006, the Company had federal and California tax net operating loss carryforwards of approximately $81,335 and $45,827, respectively. The federal and California tax loss carryforwards will begin to expire in 2020 and 2012, respectively, unless previously utilized. The amount of the valuation allowance for which subsequently recognized tax benefits will be applied directly to shareholders’ equity is approximately $490.

The Company also has federal and California research and development tax credit carryforwards of approximately $2,443 and $1,903, respectively. The federal research and development tax credit carryforwards will expire beginning in 2020, unless previously utilized. The California research and development tax credits do not expire.

Should the deferred tax assets associated with the Company’s acquisitions ultimately be recognized, they will be allocated to reduce the goodwill recorded in the respective acquisition. Pursuant to Code Sections 382 and 383, use of the Company’s net operating loss carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period.

The Company has established a valuation allowance for the entire amount of the net deferred tax asset, due to uncertainty surrounding the ultimate realization of such asset. The valuation allowance increased by approximately $19,782 and $8,191 for the years ended December 31, 2006 and 2005 respectively.

A reconciliation of the Company’s income tax provision to the amount computed by applying the statutory federal income tax rate to the pretax loss for the years ended December 31, 2006, 2005 and 2004 is as follows:

	December 31,
	2006	2005
Federal tax rate	35.00%	35.00%
State taxes	6.69	5.75
Stock-based compensation	(2.12)	(6.95)
Valuation allowance	(41.15)	(35.08)
Other	1.42	1.28

Provision for taxes	(0.16)%	0.00%

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies

The Company leases facilities nationwide with its corporate headquarters in San Diego, California. The Company leases facilities in Greenwood Village, Colorado (Fundware); Eugene, Oregon (CTSG); Washington, DC (CTSG); New York, New York; Daytona Beach, Florida (P!N); San Francisco, California and Melrose Park, Pennsylvania (Giving Capital).

In September 2005, the Company signed a master lease agreement with IBM. As of December 31, 2006, the Company has financed equipment totaling $4,506 and has the ability to arrange for future financing upon approval by IBM. The leases outstanding at December 31, 2006 expire in 2009.

Future minimum lease payments under all non-cancelable operating lease arrangements as of December 31, 2006 are as follows:

	Future Minimum Lease Payments
	2007	2008	2009	2010	2011	Thereafter	Total
Facilities leases	$1,825	$1,750	$1,550	$1,527	$1,549	$400	$8,601
IBM equipment leases	1,551	1,384	248	—	—	—	3,183

Total	$3,376	$3,134	$1,798	$1,527	$1,549	$400	$11,784

Rent expense was $3,545, $2,067 and $2,117 for the years ended December 31, 2006, 2005 and 2004, respectively.

11. Employee Benefits

In 2001, the Company established a defined contribution 401(k) plan for employees who are at least 21 years of age and have been employed with the Company for at least three months. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation. The Company’s contributions to the plan are discretionary. There were no contributions to the plan for the years ended December 31, 2006, 2005 and 2004.

12. Legal Proceedings

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

13. Selected Quarterly Financial Data (Unaudited)

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

	Restated Q1 2006	Restated Q2 2006	Restated Q3 2006	Q4 2006
Revenue	$9,913	$11,382	$10,094	$9,714
Gross profit	6,899	7,953	7,102	7,047
Loss from operations	(10,171)	(8,529)	(8,434)	(6,861)
Net loss	(9,855)	(8,354)	(8,221)	(6,693)
Loss per common share—basic and diluted	$(0.29)	$(0.23)	$(0.23)	$(0.18)
Weighted average common shares outstanding—basic and diluted	35,494	35,723	35,615	36,343

	Q1 2005	Q2 2005	Q3 2005	Q4 2005(a)
Revenue	$9,334	$10,430	$12,085	$9,075
Gross profit	6,604	8,071	8,914	6,251
Loss from operations	(11,900)	(10,223)	(8,754)	(12,099)
Net loss	(11,674)	(10,084)	(8,305)	(11,841)
Loss per common share—basic and diluted	$(0.39)	$(0.33)	$(0.27)	$(0.37)
Weighted average common Shares outstanding—basic and diluted	29,777	30,382	30,670	32,295

(a)	Significant fourth quarter adjustments recognized in 2005 include: (1) reductions to revenue of $1.3 million associated with unrecorded fees related to online donations processed, the fair value associated with barter revenue, and credit memos issued during the fourth quarter, and (2) an increase in accrued liabilities of $580,000 associated with the estimated pro-rata shortfall in the CTSG acquisition agreement.

14. Subsequent Event—Restructuring Program (Unaudited)

The Company accounts for restructuring costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that costs associated with exit or disposal activities generally be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company accounts for long-lived assets to be disposed of by sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires measurement of a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and the cessation of depreciation.

In March 2007, the Company announced and began implementation of a restructuring program. The restructuring program consists of a workforce reduction and realignment. The workforce reduction is being implemented as a means to reduce ongoing operating expenses by restructuring the Company’s operations, consolidating its facilities and reducing its workforce. The restructuring program is expected to be completed by June 30, 2007. The restructuring program consists of the elimination of approximately 15% of the workforce, the restructuring of the Company’s sales compensation plan, the elimination of certain lines of business and the associated intangible assets, the consolidation and reduction of certain facilities and the disposal of certain long-lived fixed assets. The Company expects to record a charge for the total amount expected to be incurred during the quarter ended March 31, 2007.

Kintera, Inc.

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of Year	Charged to Costs and Expenses	Charge to Other Accounts (a)	Deductions	Recoveries	Balance at End of Year
Year ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,382	$(61)	$—	$(470)	$64	$915
Year ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$482	$1,703	$—	$(803)	$—	$1,382
Year ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$196	$252	$214	$(180)	$—	$482

(a)	Amounts represent adjustments to the balance associated with acquisitions.

S-1