Form 10-K/A
period 2006-12-31
KINTERA INC
filed 2007-04-30
CIK 1117119

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

9605 Scranton Rd. Ste. 200

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2006 as reported on the National Market tier of The NASDAQ Stock Market, Inc., was $49,047,939. This number excludes shares of common stock held by executive officers, directors and stockholders whose ownership exceeds 10% of the shares outstanding at June 30, 2006. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

As of March 31, 2007, there were 40,120,345 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

The undersigned registrant hereby amends entirely (i) Item 9A of Part II and (ii) Part III of its Annual Report for the fiscal year ended December 31, 2006 on Form 10-K, as set forth in the pages attached hereto. Items included in the original Annual Report on Form 10-K that are not included herein are not amended and remain in effect as of the date of the original filing of that report.

This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K on March 30, 2007, or modify or update the disclosure presented in the original Annual Report on Form 10-K, except to reflect the revisions as described above.

PART II

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on December 31, 2006. The evaluation took into consideration the various changes in controls and remediation measures that the Company had made prior to December 31, 2006 to address material weaknesses in internal controls over financial reporting that were identified and reported in the Form 10-K filed for the period ended December 31, 2005 and subsequent Quarterly Reports on Form 10-Q filed prior to and for the quarter ended September 30, 2006. The evaluation also took into consideration the material weaknesses in internal control regarding revenue recognition that existed as of December 31, 2006 that were identified by management during the course of preparing the Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006, such that our controls and procedures were not adequately designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Even after implementing each of the above described controls in 2006, however, we concluded that we had not adequately remediated the material weaknesses in our internal controls relative to contract review, assignment of fair value for arrangements with multiple product and service elements, accounting for timing of revenue recognition and the recording of associated accounts receivables and deferred revenue assets. These existing material weaknesses impacted our reported revenue and have resulted in audit adjustments and the decision to restate our quarterly results for each of the quarters in 2006. This restatement is reflected in this Annual Report on Form 10-K for the year ended December 31, 2006 under Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Footnote 2 to the Notes to Consolidated Financial Statements.

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

•

To address revenue recognition initiation determination challenges relative to multi-element procedures where services are a significant component, we are taking the following actions: (i) generation of a revenue recognition fact sheet that outlines all relevant contract information necessary to inform proper revenue recognition; (ii) review and redefinition of our process around revenue initiation criteria in accordance with relevant revenue accounting standards; and (iii) improvement of our professional services management project tracking, communications, and reporting systems.

We expect to complete the remediation of the material weakness on revenue recognition by September 30, 2007 and will complete our testing of revised controls concurrent with management’s review of our 2007 financial results. We believe that the cost of remediation will be incurred as part of our normal controls management framework and will not materially impact our financial results.

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

We concluded that the above control enhancements implemented during 2006 successfully remediated the material weaknesses related to maintaining sufficient oversight and supervision of the financial statement close process that were present as of December 31, 2005, as of December 31, 2006. However, we implemented additional control enhancements during the first quarter of 2007 including as follows:

•

In the first quarter of 2007, we hired a finance professional to fill the newly created position of Revenue Manager. This position will assist in the administration, continuing evaluation, and execution of our revenue related activities.

•	Also in first quarter of 2007, we hired a full-time employee to fill the position of Director of Accounting.

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

We did not initiate, undertake, or complete any acquisitions in 2006. However, in the second quarter of 2006, we improved and documented our process for acquisitions by requiring key integration and implementation plans to be clearly defined and tracked. In addition, in the fourth quarter of 2006, we completed an extensive review of outstanding contingencies related to past acquisitions and undertook the necessary steps to satisfy or, as necessary, eliminate such contingencies. As of December 31, 2006, we had successfully remediated the above material weakness findings in the acquisitions process as they existed at December 31, 2005.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on this evaluation, management concluded that there is one material weakness in our internal controls over financial reporting related to revenue recognition as of December 31, 2006. Accordingly, management has concluded that the Company’s internal control over financial reporting as of December 31, 2006 was not effective. A material weakness is defined in Public Company Accounting Oversight Board Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses disclosed as of December 31, 2005 under the Financial Statement Close and Acquisitions headings have been remediated as of December 31, 2006.

PART III

Item 10. Directors and Executive Officers of the Registrant

We have a classified board of directors currently consisting of three Class I directors, two Class II directors and three Class III directors, who will serve until the annual meetings of stockholders to be held in 2007, 2008 and 2009, respectively, or until their respective successors are duly elected and qualified. The names, ages and positions of our directors and executive officers as of March 31, 2007 are listed below, together with a brief account of their business experience. There are no family relationships among any of our directors and executive officers.

Name	Age	Position(s)	Director Since
Class I directors:
Alfred R. Berkeley III (1)(3)(4)	62	Chairman of the Board of Directors	2003
Dennis N. Berman (5)	56	Director	2000
Philip Heasley (1)(3)	57	Director	2003

Class II directors:
Robert J. Korzeniewski, C.P.A. (1)(2)	50	Director	2003
Deborah D. Rieman, Ph.D. (2)(3)	57	Director	2003

Class III directors:
Hector Garcia-Molina, Ph.D. (2)(3)	53	Director	2003
Harry E. Gruber, M.D. (6)	54	Director	2000
Richard LaBarbera (7)	58	President, Chief Executive Officer and Director	2007

Richard Davidson	44	Chief Financial Officer

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating committee.
(4)	Alfred R. Berkeley was appointed chairman of the board of directors on February 8, 2007.
(5)	On March 15, 2007 Mr. Berman ceased to serve as our executive vice president, corporate development. On February 8, 2007, Mr. Berman’s position as vice chairman of the board of directors was eliminated. Mr. Berman continues to serve on our board or directors.
(6)	As of February 8, 2007, Dr. Gruber resigned as our president and Mr. Berkeley replaced Dr. H. Gruber as chairman of the board of directors. As of February 28, 2007 Dr. Gruber resigned as our chief executive officer. Dr. Gruber continues to serve on our board of directors. Former director Allen B. Gruber resigned as a member of the board of directors and as an executive officer as of February 8, 2007. Mr. A. Gruber and Dr. H. Gruber are brothers.
(7)	On February 8, 2007 Richard LaBarbera, our then current chief operating officer, was appointed to the office of president. On February 28, 2007 Mr. LaBarbera was appointed to the office of chief executive officer and elected as a director.

Class I Directors (term expires 2007):

Alfred R. Berkeley III, 62, joined Kintera as a director in September 2003 and become chairman of our board of directors on February 2007. Mr. Berkeley currently serves as chairman and chief executive officer of Pipeline Trading Systems LCC. Mr. Berkeley also serves as a director of Webex, Inc and Princeton Capital Management, Inc. Mr. Berkeley was appointed vice chairman of the Nasdaq Stock Market, Inc. in July 2000 and served through July 2003. Mr. Berkeley served as president of Nasdaq from 1996 until 2000. From 1972 to 1996, Mr. Berkeley served in a number of capacities at Alex. Brown & Sons, Inc. Most recently, he was managing director and Senior Banker in the corporate finance department where he financed computer software and electronic commerce companies. Mr. Berkeley joined Alex. Brown & Sons, Inc. as a research analyst in 1972 and became a general partner in 1983. From 1985 to 1987, he served as head of information services for the firm. Mr. Berkeley served as a captain in the United States Air Force from 1968 to 1972. Mr. Berkeley holds a B.A. from the University of Virginia and received his M.B.A. from The Wharton School at the University of Pennsylvania.

Dennis N. Berman, 56, co-founded Kintera and has served as a director since 2000. Mr. Berman also served as our executive vice president, corporate development until March 2007 and vice chairman of our board of directors until February 2007. Prior to founding Kintera, Mr. Berman was vice president of corporate development of INTERVU Inc. from 1999 to 2000, where he oversaw strategic alliances and financings. From 1978 to 1985, Mr. Berman was a law partner and law associate of Fred Adler, a New York City venture capitalist. He has represented technology companies, venture capitalists and underwriters in numerous public and private equity financings. In addition, he has represented national nonprofit organizations in numerous financings. Mr. Berman holds a B.A. from the University of Pennsylvania and a B.S. from The Wharton School at the University of Pennsylvania. Mr. Berman also holds a General Course Certificate from the London School of Economics and received his J.D. from Harvard Law School.

Philip Heasley, 57, joined Kintera as a director in September 2003. Mr. Heasley is currently president and chief executive officer of Transaction Systems Architects, Inc., a provider of electronic and related payment services to banks, and has been since March 2005. Prior to that, beginning in 2003, he served as chairman and chief executive officer of Paypower LLC. From 2000 until 2003, Mr. Heasley served as chairman and chief executive officer of First USA Bank, the credit card subsidiary of Bank One Corp. Prior to joining First USA, Mr. Heasley spent 13 years in executive positions at U.S. Bancorp, including six years as vice chairman and the last two years as president and chief operating officer. Before joining U.S. Bancorp, Mr. Heasley spent 13 years at Citicorp, including three years as president and chief operating officer of Diners Club, Inc. Mr. Heasley currently serves as a director of Fidelity National Financial, Inc., Ohio Casualty Corporation, Fair Isaac Corporation, Public Radio International and Catholic Charities of Minneapolis and St. Paul. Mr. Heasley was the past chairman of the board of directors of Visa USA, serving in that capacity for six years. Mr. Heasley holds a B.A. from Marist College and an M.B.A. from Bernard Baruch Graduate School of Business.

Class II Directors (term expires 2008):

Robert J. Korzeniewski, C.P.A., 50, joined Kintera as a director in September 2003. Mr. Korzeniewski currently serves as executive vice president, corporate and business development of VeriSign, Inc., a position he has held since June 2000. From 1996 until 2000, Mr. Korzeniewski served as Chief Financial Officer of Network Solutions, Inc. Prior to joining Network Solutions, Mr. Korzeniewski held various senior financial positions at SAIC from 1987 until 1996. Mr. Korzeniewski also serves as a director of Talk America Holdings Inc., as well as a number of privately held companies. Mr. Korzeniewski holds a B.S. from Salem State College.

Deborah D. Rieman, Ph.D., 57, joined Kintera as a director in September 2003. Dr. Rieman currently manages a private investment fund. From July 1995 to December 1999, Dr. Rieman was the president and chief executive officer of CheckPoint Software Technologies, Inc., an Internet security software company. Prior to joining CheckPoint, Dr. Rieman held various executive and marketing positions with Adobe Systems Inc., a computer software company, Sun Microsystems Inc., a computer networking company, and Xerox Corporation, a diversified electronics manufacturer. Dr. Rieman also serves as a director of Corning Inc., Keynote Systems, Inc. and Tumbleweed Communications Corporation. Dr. Rieman previously served on the Arbinet board of directors. Dr. Rieman holds a B.A. from Sarah Lawrence College and received her Ph.D. in mathematics from Columbia University.

Class III Directors (term expires 2009):

Richard LaBarbera, 58, has served as a director and as our President and Chief Executive Officer since February 2007. Mr. LaBarbera joined the Company as our Chief Operating Officer in February 2006. Prior to joining the Company, from July 2004 to February 2006 Mr. LaBarbera served as chief operations and services officer at Echopass Corporation, an integrated customer relationship management (“CRM”) software company.

At Echopass, Mr. LaBarbera’s responsibilities included client renewals, customer service, professional services, support, custom application development, IT operations and provisioning. From November 2000 to August 2002, Mr. LaBarbera served as president of Niku Corporation, an enterprise software company now part of Computer Associates, that addresses client needs for CRM, portfolio management, resource and project management, and IT management and governance. While at Niku, Mr. LaBarbera was responsible for all operational components of the business, including development, marketing, sales, telesales, professional services and support. From October 1997 to November 2000, Mr. LaBarbera served as senior vice president and general manager of Sybase Inc.’s (NYSE: SY) enterprise solutions division, which was responsible for approximately $800 million of Sybase revenue. In this role, Mr. LaBarbera had direct responsibility for product development, product marketing, worldwide sales, support, education and global professional services functions. In addition, LaBarbera has served in executive roles at Siemens Nixdorf/Pyramid, Octel Communications, Amdahl, Storage Technology Corporation and IBM. Mr. LaBarbera has also served as an advisor and executive consultant to numerous technology companies including Xinify, Value Stream Group and Front Range Solutions. Mr. LaBarbera holds an M.B.A. from Georgia State University.

Harry E. Gruber, M.D., 54, co-founded Kintera and has served as a director since 2000. Dr. Gruber served as our President, Chief Executive Officer and Chairman of the Board of Directors until February 2007. Prior to founding Kintera, Dr. Gruber co-founded INTERVU Inc., a publicly held Internet video and audio delivery company, where he served as the Chief Executive Officer from 1995 to 2000, and which was acquired by Akamai Technologies, Inc. in 2000. In 1986, Dr. Gruber founded Gensia Pharmaceuticals, Inc. (subsequently known as SICOR Inc. which was acquired by Teva Pharmaceutical Industries Ltd.) and served as the Vice President, Research of the publicly held biotechnology firm from its inception until 1995. Dr. Gruber was also the founder of two additional public companies: Aramed, Inc., a central nervous system drug discovery company, and Viagene, Inc., a gene therapy company, which was acquired by Chiron Corporation. After completing his training in Internal Medicine, Rheumatology and Biochemical Genetics, Dr. Gruber served on the faculty at the University of California, San Diego from 1977 until 1986. Dr. Gruber previously served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania and as a member of the University of Pennsylvania Medical School Medical Alumni Leadership Council. He also previously served on the UCSD Foundation Board of Directors, where he headed the development committee. He is the author of over 100 original scientific articles and an inventor of 34 issued and numerous pending patents. Dr. Gruber holds a B.A. and an M.D. from the University of Pennsylvania.

Hector Garcia-Molina, Ph.D., 53, joined Kintera as a member of our Technical Advisory Board and has served as a director since September 2003. Dr. Garcia-Molina has been the Leonard Bosack and Sandra Lerner Professor in the Departments of Computer Science and Electrical Engineering at Stanford University since October 1995 and has served as chairman of the Department of Computer Science from January 2001 to December 2004. He has been a professor at Stanford University since January 1992. From August 1994 until December 1997, he was the director of the Computer Systems Laboratory at Stanford University. Dr. Garcia-Molina also serves on the board of directors of Oracle Corporation. Dr. Garcia-Molina holds a B.S. in Electrical Engineering from the Instituto Tecnologico de Monterrey, Mexico, and received his M.S. in Electrical Engineering and Ph.D. in Computer Science from Stanford University.

Executive Officers

Richard LaBarbera, 58, has served as a director and as our president and chief executive officer since February 2007. Mr. LaBarbera joined Kintera as our chief operating officer in February 2006. For additional information regarding Mr. LaBarbera, see above under “Class III Directors (term expires 2009).”

Richard Davidson, 44, has served as our chief financial officer since 2005. Prior to joining Kintera, Mr. Davidson was chief financial officer of inCode Telecom Group, Inc., a provider of professional and engineering services for the wireless industry from 2001 to 2005. Prior to joining inCode, he was chief financial officer of IBM’s $2.5 billion Consumer Division. Prior to that appointment, Mr. Davidson’s IBM career included director, brand finance for the $15 billion IBM Personal Systems Group, where he was responsible for financial management, development, pricing, channel strategy and supply planning for IBM products. Mr. Davidson holds a B.A. in Economics from the University of California, Los Angeles and an M.B.A. in Finance from Carnegie Mellon University, Pennsylvania.

Audit Committee

The members of our audit committee are Alfred R. Berkeley III, Philip Heasley and Robert J. Korzeniewski, C.P.A. The audit committee oversees, reviews and evaluates our financial statements, accounting and financial reporting processes, internal control functions and the audits of our financial statements. The audit committee is also responsible for the appointment, compensation, retention and oversight of our independent auditors. Our board of directors has determined that (i) Mr. Korzeniewski is an audit committee financial expert, as defined in the rules of the Securities and Exchange Commission (“SEC”), and (ii) all members of the audit committee are independent as independence is defined in Rule 4200(a)(15) of the applicable NASDAQ listing standards. The audit committee acts pursuant to a written charter.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

Based solely on our review of such forms furnished to us and written representations from such reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders in 2006 were complied with.

Code of Ethics

Our board of directors has adopted a Code of Ethics that applies to all of our employees, officers and directors. The Code of Ethics is available at our website at www.kintera.com. Once on our home page, click on “About Us,” then “Investor Relations,” “Corporate Governance” and “Code of Ethics for Employees and Directors.” The policy is on this web page.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This compensation discussion and analysis explains the material elements of the compensation awarded to, earned by, or paid to each of our executive officers who served as our named executive officers during the last completed fiscal year.

Compensation Program Objectives and Philosophy

The compensation committee of our board of directors currently oversees the design and administration of our executive compensation program. Our compensation committee’s primary objectives in structuring and administering our executive officer compensation program are to:

•	attract, motivate and retain talented and dedicated executive officers;

•	tie annual and long-term cash and stock incentives to achievement of measurable corporate and individual performance objectives;

•	reward individual performance; and

•	reinforce business strategies and objectives for enhanced stockholder value.

To achieve these goals, our compensation committee maintains compensation plans that tie a portion of executives’ overall compensation to key strategic goals such as financial and operational performance, as measured by metrics such as revenue, gross margins and net income. Our compensation committee evaluates individual executive performance with a goal of setting compensation at levels the committee believes are comparable with those of executives at other companies of similar size and stage of growth, while taking into account our relative performance and our own strategic goals.

The principal elements of our executive compensation program are base salary, annual cash bonus awards, long-term equity incentives in the form of stock options, other benefits and perquisites, post-termination severance and acceleration of stock option vesting for certain named executive officers upon termination and/or a change in control. Our other benefits and perquisites consist of life and health insurance benefits and a qualified 401(k) savings plan.

We view these components of compensation as related but distinct. Although our compensation committee does review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or offset compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on competitive benchmarking consistent with our recruiting and retention goals, our view of internal equity and consistency, and other considerations we deem relevant, such as rewarding extraordinary performance.

Determination of Compensation Awards

Our compensation committee has historically performed at least annually a strategic review of our executive officers’ compensation to determine whether they provide adequate incentives and motivation to our executive officers and whether they adequately compensate our executive officers relative to comparable officers in other similarly situated companies. Our compensation committee’s most recent review occurred in April 2007 when our compensation committee retained a compensation consulting firm to assist it in evaluating our compensation practices.

Our compensation committee meetings typically have included, for all or a portion of each meeting, not only the committee members but also our chief executive officer and our chief financial officer. For compensation decisions relating to executive officers other than our chief executive officer, our compensation committee typically considers recommendations from our chief executive officer. When determining compensation for our chief executive officer, our compensation committee takes into account, but does not rely upon, the recommendation of our chief executive officer. Compensation for the chief executive officer has been determined by discussion among and action by the members of the compensation committee acting in consultation with the other independent members of our board.

It is our policy generally to qualify compensation paid to executive officers for deductibility under Section 162(m) of the Internal Revenue Code. Section 162(m) generally prohibits us from deducting the compensation of officers that exceeds $1,000,000 unless that compensation is based on the achievement of objective performance goals. We believe our 2003 Equity Incentive Plan is structured to qualify stock options, restricted share and stock unit awards under such plan as performance-based compensation and to maximize the tax deductibility of such awards. However, we reserve the discretion to pay compensation to our officers that may not be deductible.

Benchmarking of Compensation

The compensation committee believes it is important when making its compensation-related decisions to be informed as to current practices of similarly situated companies. As a result, the compensation committee reviews third-party surveys and other information collected from public sources for executive officers at peer companies. The compensation committee also receives the recommendation of our chief executive officer on compensation for other executive officers. Historically, the compensation committee has relied only to a limited extent upon third party consultants to advise the compensation committee on compensation matters. In early 2006, the compensation committee engaged a compensation consultant to perform a limited analysis in support of the data regarding executive compensation prepared by our internal staff. The internal data compared certain aspects of our compensation program against those of 25 companies with revenue levels ranging from $40 million to $99 million in the software/services industries. In early 2007, however, the compensation committee commissioned a study conducted by an outside consulting firm that specializes in executive compensation. This study reviewed the cash and equity compensation practices of 23 companies with revenue levels ranging from $33 million to $98 million. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and objectives that may be unique to us, we generally believe that gathering this information is an important part of our compensation-related decision-making process.

Base Compensation

We provide our named executive officers and other executives with base salaries that we believe enable us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals, while taking into account the unique circumstances of our company. We review base salaries for our named executive officers annually and increases, if any, are based on our performance and individual performance. We also take into account the base compensation that is payable by companies that we believe to be our competitors and by other public companies with which we believe we generally compete for executives. The base salary of our chief executive officer is reviewed and recommended by our compensation committee acting in consultation with the other independent members of our board.

For 2006, our compensation committee determined that, in light of our continued losses, it was not appropriate to increase the annual base salary of any of the named executive officers above 2005 levels. In January 2006, the compensation committee approved the compensation package offered to Richard LaBarbera, who was appointed Chief Operating Officer effective as of February 13, 2006. His compensation package included a base salary of $300,000.

In April 2007, in connection with the promotion of Richard LaBarbera to chief executive officer, the compensation committee increased Mr. LaBarbera’s base annual salary by 10% to $330,000. In awarding this increase, the committee considered Mr. LaBarbera’s increased responsibilities as a result of his promotion, the base salaries paid by our peer companies to similarly situated executives and the report of our outside compensation consultant. The compensation committee believes that this increase in salary was necessary to continue to retain the services of Mr. LaBarbera in a competitive market.

In April 2007, in connection with its review of the compensation of our executive officers, the compensation committee increased Mr. Davidson’s base salary by 25% to $250,000. In awarding this increase, the committee considered the base salaries paid by our peer companies to similarly situation executives and the report of our outside compensation consultant. The compensation committee believes that this increase in salary was necessary to continue to retain the services of Mr. Davidson in a competitive market.

Annual Cash Bonus Awards

In early 2006, our compensation committee met and determined that as part of our compensation program and in order to maintain appropriate financial incentives, our executive officers should be eligible for cash bonus compensation based upon the achievement of certain performance objectives during the fiscal year. In January 2006, the compensation committee approved the compensation package offered to Richard LaBarbera, who was appointed Chief Operating Officer effective as of February 13, 2006. His compensation package included a potential bonus of up to 50% of his base salary for 2006, dependent upon satisfying performance criteria to be established by our chief executive officer and approved by the compensation committee. At each of its meetings in 2006 the compensation committee discussed the appropriate performance objectives to be considered in evaluating potential cash bonus awards for our executive officers, with a significant emphasis on financial performance objectives. In early 2007, consistent with our historical practices, the compensation committee received the recommendation of our chief executive officer regarding cash bonuses for our executive officers for our 2006 fiscal year. After consideration of our financial performance in 2006, the compensation committee determined that we would not pay any cash bonuses to executive officers for 2006 performance.

Over the course of several meetings held between January and April 2007, some of which included other independent members of our board, our compensation committee evaluated our cash bonus compensation practices in light of the objectives of our compensation program. The compensation committee also considered the impact of the turnover in executive management and the reallocation of responsibility to Mr. LaBarbera based upon his promotion and to Mr. Davidson. Based on this evaluation, our compensation committee determined that it was appropriate for our executive officers to be eligible for cash compensation pursuant to an annual cash bonus plan. In April 2007, in connection with the promotion of Richard LaBarbera to chief executive officer, the compensation committee increased Mr. LaBarbera’s target bonus amount to a maximum of 70% base annual salary and Mr. Davidson’s target bonus amount to a maximum of 50% base annual salary base. Payments under the bonus plan will be based on our financial performance as compared to the financial plan approved by our board. We believe that the performance objectives are moderately difficult to achieve and that performance at a high level while devoting full time and attention to their responsibilities will be required for our executive officers to earn their respective cash bonuses.

Equity Compensation

We believe that equity ownership by our executive officers provides important incentives to build stockholder value and align the interests of executive officers with those of our stockholders. The compensation committee develops its equity award determinations based on its judgments as to whether the complete compensation packages provided to our executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives. This judgment is based in part on information provided by reviewing the equity compensation practices of companies that we believe to be our competitors and by other public companies with which we believe we generally compete for executives.

We grant equity compensation to our executive officers and other employees under our 2003 Equity Incentive Plan. Our current executive officers are also eligible to participate in our 2003 Employee Stock Purchase Plan. Our stock options have a 10-year contractual term. In general, the option grants are also subject to post-termination and change in control provisions. Beginning on January 1, 2006, we began accounting for stock-based payments in accordance with the requirements of FASB Statement 123R.

In early 2006, after reviewing benchmark data discussed above, the compensation committee approved option grants of 100,000 shares to our former chief executive officer and 50,000 shares each to our former executive vice president, chief product officer, and our former executive vice president, corporate development. In addition, in January 2006, the compensation committee approved the compensation package offered to Richard LaBarbera, who was appointed Chief Operating Officer effective as of February 13, 2006. His compensation package included an option grant of 325,000 shares.

Over the course of several meetings held between January and April 2007, some of which included other independent members of our board, our compensation committee evaluated our equity incentive practices in light of the objectives of our compensation program. The compensation committee also considered the input of our outside compensation consultant and the impact of the turnover in executive management and the reallocation of responsibility to Mr. LaBarbera based upon his promotion and to Mr. Davidson. Based on this evaluation, our compensation committee determined that it was appropriate to make additional grants of options to these executive officers. In April 2007, in connection with the promotion of Richard LaBarbera to chief executive officer, the compensation committee granted Mr. LaBarbera options to purchase 500,000 shares of our common stock. Options to purchase 250,000 shares vest over a four year period. Vesting of the remaining 250,000 shares is contingent upon meeting certain financial performance targets: options to purchase 125,000 shares of which vest contingent upon the achievement of board-approved financial performance targets for the 2007 fiscal year and the remaining 125,000 shares vest contingent upon the achievement of board-approved financial performance targets for the 2008 fiscal year. In addition, Richard Davidson was granted an option to purchase 100,000 shares of common stock. Options to purchase 50,000 shares vest over four years. Vesting of the remaining 50,000 shares is contingent upon meeting certain financial performance targets: options to purchase 25,000 shares of which vest contingent upon the achievement of board-approved financial performance targets for the 2007 fiscal year and the remaining 25,000 shares vest contingent upon the achievement of board-approved financial performance targets for the 2008 fiscal year.

Executive Benefits and Perquisites

Pursuant to the terms of our offer letter to Mr. LaBarbera dated January 23, 2006, and in connection with his employment as our chief operating officer, Mr. LaBarbera is entitled to receive certain relocation reimbursements during his first 12 months of employment with us. These reimbursements were fully refundable to us had Mr. LaBarbera resigned during the 12 month period following his date of hire. Fifty percent of these payments continue to be refundable should Mr. LaBarbera resign during the second 12 month period following his date of hire.

All of our executives are eligible to participate in our employee benefit plans, including medical, dental, life insurance and 401(k) plans. These plans are available to all salaried employees and do not discriminate in favor of executive officers. It is generally our policy not to extend significant perquisites to our executives that are not available to our employees generally. We have no current plans to make changes to levels of benefits and perquisites provided to executives.

Change in Control and Severance Benefits

Pursuant to the offer letters issued to Mr. LaBarbera and to Mr. Davidson in connection with their hiring, we provide these officers the opportunity to receive additional compensation and benefits in the event of severance or change in control. Our severance and change in control provisions are summarized below in “—Employment

Agreements” and “—Potential Payments upon Termination or Change in Control.” Our analysis indicates that our severance and change in control provisions are consistent with the provisions and benefit levels of other companies disclosing such provisions as reported in public SEC filings. We believe our arrangements with our executive officers are reasonable.

Summary Compensation Table

The following table summarizes the compensation paid to or earned by our Chief Executive Officer and our other four most highly compensated executive officers whose total annual salary and bonus during the fiscal year ended December 31, 2006 exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Richard LaBarbera,	2006	264,808	—	291,682	29,566	(5)	586,056
President, Chief Executive Officer and Director (2)

Richard R. Davidson,	2006	200,769	—	239,212	—		439,981
Chief Financial Officer

Harry E. Gruber, M.D.,	2006	150,576	—	310,540	—		461,116
Former President, Chief Executive Officer and Chairman of the Board of Directors. Current Director (3)

Dennis N. Berman,	2006	165,634	—	296,508	—		462,142
Former Executive Vice President, Corporate Development. Current Vice Chairman of the Board of Directors (4)

Allen B. Gruber,	2006	144,326	—	276,059	—		420,385
Former Executive Vice President, Chief Product Officer and Director (5)

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal 2006 for the fair value of stock options granted in prior fiscal years, in accordance with SFAS 123R. Assumptions used in the calculation of this amount are set forth in Note 8 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006.
(2)	Mr. LaBarbera’s began his employment with us on February 13, 2006 as our chief operating officer, at an annual salary of $300,000. Mr. LaBarbera was appointed to the office of president on February 8, 2007 and chief executive officer on February 28, 2007. He was also elected to our board of directors on February 28, 2007.
(3)	As of February 8, 2007, Dr. Gruber resigned as president and Mr. Berkeley replaced Dr. H. Gruber as chairman of the board of directors. As of February 28, 2007 Dr. Gruber resigned as our chief executive officer. Dr. Gruber continues to serve on our board of directors.
(4)	On March 15, 2007 Mr. Berman ceased to serve as our executive vice president, corporate development. On February 8, 2007, Mr. Berman’s position as vice chairman of the board of directors was eliminated. Mr. Berman continues to serve on our board or directors.
(5)	Mr. A. Gruber resigned as a member of our board of directors and as an executive officer on February 8, 2007.
(6)	Mr. LaBarbera received approximately $14,907 in executive relocation benefits and $14,658 in the form of a housing allowance.

Grants of Plan-Based Awards in 2006

The following table sets forth certain information with respect to stock options granted to the individuals named in the Summary Compensation Table during the fiscal year ended December 31, 2006.

In the fiscal year ended December 31, 2006, we granted options to purchase up to an aggregate of 2,484,164 shares of our common stock to employees, directors and consultants. All options have a term of ten years. The percentage of total options granted is based upon an aggregate of 2,484,164 options granted during 2006

	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Name			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Richard LaBarbera	2/13/2006	1/18/2006	—	—	—	—	325,000	—	2.56	568,167
	N/A	N/A	—	132,404	132,404	—	—	—	—	—
Richard R. Davidson	N/A	N/A	—	100,000	100,000	—	—	—	—	—
Harry E. Gruber, M.D.	3/9/2006	—	—	—	—	—	100,000	—	2.13	145,483
Dennis N. Berman	3/9/2006	—	—	—	—	—	50,000	—	2.13	72,742
Allen B. Gruber	3/9/2006	—	—	—	—	—	50,000	—	2.13	72,742

Outstanding Equity Awards at December 31, 2006

The following table sets forth for the number of securities underlying outstanding option awards under our equity compensation plans for each named executive officer as of December 31, 2006. There are no outstanding shares of restricted stock held by our named executive officers as of December 31, 2006.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Richard LaBarbera	0	325,000	(1)	2.56	2/13/2016
Richard R. Davidson	82,025	117,975	(2)	3.24	5/11/2015
	29,447	70,553	(2)	2.57	10/27/2015
Harry E. Gruber, M.D.	121,167	78,833	(2)	7.70	7/28/2014
	0	100,000	(1)	2.13	3/9/2016
Dennis N. Berman	121,167	78,833	(2)	7.70	7/28/2014
	0	50,000	(1)	2.13	3/9/2016
Allen B. Gruber	121,167	78,833	(2)	7.70	7/28/2014
	0	50,000	(1)	2.13	3/9/2016

(1)	The shares underlying this option vest over a four-year period; 25% of the options underlying the grant become exercisable on the first anniversary of the date of grant and the remaining 75% of shares with respect to such grant vest monthly over the remaining three years.
(2)	The shares underlying this option vest over a four-year period; 25% of the options underlying the grant become exercisable on the first anniversary of the date of grant and the remaining 75% of shares with respect to such grant vest daily over the remaining three years.

Option Exercises and Stock Vested

There were no exercises of stock options by any of our named executive officers during 2006. None of our named executive officers have been granted any shares of restricted stock.

Employment Agreements

Offer Letter to Richard LaBarbera

Pursuant to our offer letter to Mr. LaBarbera dated January 23, 2006, Mr. LaBarbera is entitled to receive an initial annual salary of $300,000 and is eligible for an annual performance bonus of up to 50% of his base salary, based on financial and other performance criteria. In addition, Mr. LaBarbera is entitled to receive certain relocation reimbursements during his first 12 months of employment with us. These reimbursements were fully refundable to us had Mr. LaBarbera resigned during the 12 month period following his date of hire. Fifty percent of these payments continue to be refundable should Mr. LaBarbera resign during the second 12 month period following his date of hire.

Compensation for Mr. LaBarbera is subject to normal periodic review by our compensation committee. Mr. LaBarbera’s current base salary, as approved by our board of directors, is $330,000, and he is currently eligible to receive an annual bonus of up to 70% of his annual base salary. Mr. LaBarbera is eligible to participate in any and all plans providing general benefits to our employees, subject to the provisions, rules and regulations applicable to each such plan.

Mr. LaBarbera’s offer letter also provided that he be granted an option to purchase 325,000 shares of common stock under our 2003 Equity Incentive Plan. This option was granted on February 13, 2006, his initial date of employment, with an exercise price of $2.56 per share. The option vests over a four year period.

Mr. LaBarbera’s employment may be terminated at any time, with or without cause, by Mr. LaBarbera or us. In the event of termination without cause, Mr. LaBarbera is entitled to receive severance payments equal to 50% of his then current base salary plus health and dental premiums through COBRA for a period of up to six months.

Offer Letter to Richard Davidson

Pursuant to our offer letter to Mr. Davidson dated May 7, 2005, Mr. Davidson is entitled to receive an initial annual salary of $200,000 and is eligible for an annual performance bonus of up to 50% of his base salary, based on financial and other performance criteria. Compensation for Mr. Davidson is subject to normal periodic review by our compensation committee. Mr. Davidson’s current base salary, as approved by our board of directors, is $250,000, and he is currently eligible to receive an annual bonus of up to 50% of his annual base salary. Mr. Davidson is eligible to participate in any and all plans providing general benefits to our employees, subject to the provisions, rules and regulations applicable to each such plan.

In addition, pursuant to the terms of the offer letter, Mr. Davidson received options to purchase 200,000 shares of our common stock under our 2003 Equity Incentive Plan. This option was granted on May 11, 2005, with an exercise price of $3.24 per share. Under the terms of the offer letter, options to purchase 50% of the unvested shares underlying the stock option granted to him in connection with our offer of employment (options to purchase 58,988 shares of common stock as of December 31, 2006) will vest upon the consummation of a change of control (as that term is defined in our 2003 Equity Incentive Plan).

Mr. Davidson’s employment may be terminated at any time, with or without cause, by Mr. Davidson or us.

Potential Payments upon Termination or Change in Control

Pursuant to our offer letter to Mr. LaBarbera dated January 23, 2006, in the event of his termination without cause (as that term is defined in the stock option agreement to our 2003 Equity Incentive Plan), Mr. LaBarbera is entitled to receive severance payments equal to 50% of his then current base salary plus health and dental premiums through COBRA for a period of up to six months. As of December 31, 2006, Mr. LaBarbera’s base salary was $300,000.

Pursuant to our offer letter to Mr. Davidson dated May 7, 2005, 50% of the unvested shares underlying the stock option granted to him in connection with our offer of employment (options to purchase 58,988 shares of common stock as of December 31, 2006) will vest upon the consummation of a change of control (as that term is defined in our 2003 Equity Incentive Plan).

The amount of severance and other benefits for each named executive officer in the event a change in control had occurred at December 31, 2006 is set forth below. The values related to vesting of stock options are based upon the fair market value of our common stock on the NASDAQ Global Market on December 29, 2006, the last trading day of our fiscal year.

Name	Aggregate Severance Payments	Continuation of Healthcare Benefits	Accelerated Vesting of Stock Options without a Qualifying Termination	Accelerated Vesting of Stock Options with a Qualifying Termination
Richard LaBarbera	$150,000	$6,608	—	—
Richard R. Davidson	—	—	$70,397	$70,397
Harry E. Gruber, M.D.	—	—	—	—
Dennis N. Berman	—	—	—	—
Allen B. Gruber	—	—	—	—

The amount of severance and other benefits for each named executive officer in the event the executive officer had been terminated without cause as of December 31, 2006 is set forth below.

Name	Aggregate Severance Payments	Continuation of Healthcare Benefits
Richard LaBarbera	$150,000	$6,608
Richard R. Davidson	—	—
Harry E. Gruber, M.D.	—	—
Dennis N. Berman	—	—
Allen B. Gruber	—	—

Director Compensation for 2006

The following table summarizes compensation that our directors (other than directors who are named executive officers) earned during 2006 for services as members of our board of directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Alfred R. Berkeley (2)	12,000	176,184	188,184
Hector Garcia-Molina (3)	12,000	176,184	188,184
Philip Heasley (4)	12,000	176,184	188,184
Robert Korzeniewski (5)	12,000	176,184	188,184
Deborah Rieman (6)	12,000	176,184	188,184

(1)	Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to SFAS 123R with respect to 2006. The assumptions we used with respect to the valuation of option grants are set forth in Note 8 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006.
(2)	Mr. Berkeley had options to purchase 125,000 shares of common stock outstanding as of December 31, 2006.
(3)	Dr. Garcia-Molina had options to purchase 135,000 shares of common stock outstanding as of December 31, 2006.

(4)	Mr. Heasley had options to purchase 125,000 shares of common stock outstanding as of December 31, 2006.
(5)	Mr. Korzeniewski had options to purchase 125,000 shares of common stock outstanding as of December 31, 2006.
(6)	Dr. Rieman had options to purchase 75,000 shares of common stock outstanding as of December 31, 2006.

Summary of Director Compensation

Each of our non-employee directors is paid a stipend of $1,000 per month and is reimbursed for reasonable expenses incurred in connection with attending board of directors and committee meetings. Upon election to our board of directors, each of our non-employee directors is granted an initial option to purchase up to 50,000 shares of our common stock at the then fair market value pursuant to the terms of our 2003 Equity Incentive Plan. In addition, each non-employee director is automatically granted an option to purchase up to 25,000 shares of our common stock if he or she remains on the board of directors on the date of each annual meeting of stockholders (unless he or she joined our board of directors within six months of such meeting). Twenty-five percent (25%) of such grants vest one year after their date of grant, and the remaining 75% are to vest in equal daily installments over a period of three years thereafter, and such vesting is conditioned on continued status as one of our directors. The options will become fully vested immediately prior to a change in control of the Company. Our directors are also eligible for discretionary option grants under the terms of our 2003 Equity Incentive Plan.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee in the fiscal year 2006 were Dr. Garcia-Molina, Mr. Korzeniewski and Dr. Rieman. None of these members is or has ever been one of our officers or employees. No interlocking relationship exists between our board of directors or compensation committee and the board of directors or compensation committee of any other entity, nor has any interlocking relationship existed in the past.

Report of the Compensation Committee

The compensation committee establishes and oversees the design and functioning of our executive compensation program. We have reviewed and discussed the foregoing Compensation Discussion and Analysis with the management of the Company. Based on this review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

COMPENSATION COMMITTEE

Hector Garcia-Molina

Robert J. Korzeniewski

Deborah D. Rieman

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of the shares of our common stock as of March 31, 2007, by (i) each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock, (ii) each executive officer listed in the Summary Compensation Table, (iii) each of our directors and (iv) all of our current executive officers and directors as a group. The address for all executive officers and directors is c/o Kintera, Inc., 9605 Scranton Road, Suite 200, San Diego, California 92121.

Except in cases in which community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such stockholder.

Name or Group of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
5% Stockholder:
Magnetar Capital Partners LLC (2) 1603 Orrington Avenue, 13th Floor Evanston, IL 60210	4,661,400	11.6%

Coghill Capital Management, LLC (3) One N. Wacker Dr., #4350 Chicago, IL 60606	3,979,407	9.9%

Diker Management, LLC (4) 745 Fifth Avenue, Suite 1409 New York, NY 10151	3,715,546	9.3%

Financial & Investment Management Group, Ltd. (5) 111 Cass Street Traverse City, MI 49684	3,687,597	9.2%

Steven R. Becker/BC Advisors, LLC (6) 300 Crescent Court, Suite 1111 Dallas, Texas 75201	2,066,143	5.1%

Named Executive Officers:
Harry E. Gruber, M.D. (7)	4,228,493	10.5%
Allen B. Gruber (8)	3,681,317	9.1%
Dennis N. Berman (9)	3,515,217	8.7%
Richard R. Davidson (10)	142,266	*
Richard LaBarbera (11)	107,768	*

Directors:
Hector Garcia-Molina, Ph.D. (12)	88,306	*
Alfred R. Berkeley III (13)	178,306	*
Deborah D. Rieman, Ph.D. (14)	78,306	*
Robert J. Korzeniewski, C.P.A. (15)	80,306	*
Philip Heasley (16)	98,306	*

Executive officers and directors as a Group (10 persons):	12,198,591	29.6%

*	Represents less than 1%
(1)

Applicable percentage ownership is based on 40,120,345 shares of our common stock outstanding as of March 31, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and

Exchange Commission, based on factors including voting and investment power with respect to shares, subject to the applicable community property laws. Shares of our common stock subject to options or warrants currently exercisable, or exercisable within 60 days after March 31, 2007, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

(2)	Based solely on information provided on a Schedule 13G/A filed by Magnetar Capital Partners LLC with the SEC on February 2, 2007. According the Schedule 13G/A, as of January 30, 2007, each of Magnetar Capital Partners, Supernova Management LLC and Alec N. Litowitz may be deemed to be the beneficial owners of 4,661,400 shares. This amount consists of: 3,347,337 shares held for the account of Magnetar Capital Master Fund and 1,314,063 shares held for the accounts of the Managed Accounts Magnetar Financial LLC has the sole voting and dispositive power over 3,347,337 shares, and Magnetar Capital Partners LLC, Supernova Management LLC and Mr. Litowitz have shared voting and dispositive power over 4,661,400 shares.
(3)	Based solely on information provided on a Schedule 13D filed by Coghill Capital Management LLC with the SEC on February 7, 2007. Pursuant to the Schedule 13D, CCM Master Qualified Fund, Ltd.; Coghill Capital Management, L.L.C. and Clint D. Coghill are deemed to beneficially own and have shared voting and dispositive powers with respect to such shares. Mr. Coghill is the managing member of Coghill Capital Management, L.L.C.; an entity which serves as the investment manager of CCM Master Qualified Fund, Ltd.
(4)	Based solely on information provided on a Schedule 13G/A filed by Diker Management, L.L.C. with the SEC on February 8, 2007. Pursuant to the Schedule 13G/A, as the sole general partner of the Diker Funds, Diker GP are deemed to beneficially own and have shared voting and dispositive powers with respect to such shares. Diker Management serves as the investment manager of the Diker Funds. Accordingly, Diker Management may be deemed the beneficial owner of shares held by the Diker Funds. Charles M. Diker and Mark N. Diker are the managing members of each of Diker GP and Diker Management, and in that capacity direct their operations.
(5)	Based solely on information provided on a Schedule 13G filed Financial & Investment Management Group, Ltd. with the SEC on February 7, 2007. According the Schedule 13G, as of January 30, 2007, Financial & Investment Management Group, Ltd. is a registered Investment Advisor, managing individual client accounts. All shares represented on the Schedule 13G are held in accounts owned by the clients of Financial & Investment Management Group, Ltd. Because of this, Financial & Investment Management Group, Ltd. disclaims beneficial ownership.
(6)	Pursuant to a Schedule 13D filed on January 29, 2007 with the SEC, Steven Becker and affiliates reported voting and dispositive power over 2,066,143 shares of common stock, including currently exercisable warrants to purchase 400,000 shares of the common stock of the Company. Pursuant to the Schedule 13D: Steven R. Becker has sole voting and dispositive power over 2,066,143 shares of common stock, including warrants to purchase 400,000 shares of common stock; BC Advisors, LLC has sole voting and dispositive power over 2,066,143 shares of common stock, including warrants to purchase 400,000 shares of common stock; SRB Management, L.P. has sole voting and dispositive power over 2,066,143 shares of common stock, including warrants to purchase 400,000 shares of common stock; WS Capital, L.L.C. has sole voting and dispositive power over 304,000 shares of common stock, including warrants to purchase 200,000 shares of common stock; WS Capital Management, L.P. has sole voting and dispositive power over 304,000 shares of common stock, including warrants to purchase 200,000 shares of common stock; Reid S. Walker has sole voting and dispositive power over 304,000 shares of common stock, including warrants to purchase 200,000 shares of common stock; and G. Stacy Smith has sole voting and dispositive power over 304,000 shares of common stock. According to the Schedule 13D, Mr. Becker is the sole principal of BC Advisors, LLC, which is the general partner of SRB Management, L.P. Mr. Walker and Mr. Smith are principals of WS Capital, L.L.C. Pursuant to a letter agreement, Mr. Becker may collaborate with Mr. Walker and Mr. Smith on investment strategies from time to time.
(7)	Includes 3,713,566 shares held by Harry E. Gruber & Joan D. Cunningham TR DTD 7/12/1988, 385,000 shares held by the Gruber Children 1992 Trust and the option to purchase 129,927 shares of our common stock exercisable within 60 days of March 31, 2007.

(8)	Includes the option to purchase 149,817 shares of our common stock exercisable within 60 days of March 31, 2007, held in the name of Mr. Gruber.
(9)	Includes 3,333,922 shares held by Mr. Berman, 350,000 shares held by Molino Associates, LLC, 50 shares held by Mr. Berman as Custodian for one of his children under the Uniform Transfer to Minors Act and the option to purchase 181,295 shares of our common stock exercisable within 60 days of March 31, 2007.
(10)	Includes the option to purchase 142,266 shares of our common stock exercisable within 60 days of March 31, 2007, held in the name of Mr. Davidson.
(11)	Includes the option to purchase 107,768 shares of our common stock exercisable within 60 days of March 31, 2007, held in the name of Mr. LaBarbera.
(12)	Includes options to purchase 88,306 shares of our common stock exercisable within 60 days of March 31, 2007, held in the name of Dr. Garcia-Molina.
(13)	Includes options to purchase 78,306 shares of our common stock exercisable within 60 days of March 31, 2007, held in the name of Mr. Berkeley.
(14)	Includes options to purchase 28,306 shares of our common stock exercisable within 60 days of March 31, 2007, held in the name of Dr. Rieman.
(15)	Includes options to purchase 78,306 shares of our common stock exercisable within 60 days of March 31, 2007, held in the name of Mr. Korzeniewski.
(16)	Includes options to purchase 78,306 shares of our common stock exercisable within 60 days of March 31, 2007, held in the name of Mr. Heasley.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2006 that were either approved or not approved by our stockholders was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by our stockholders (a)	5,999,572	$3.20	3,625,112	(b)
Equity compensation plans not approved by our stockholders (c)	45,726	$4.36	454,274

(a)	Includes our 2000 Stock Option Plan, 2003 Equity Incentive Plan and our 2003 Employee Stock Purchase Plan. However, no future grants may be made under our 2000 Stock Option Plan.
(b)	Includes 1,366,843 shares reserved for issuance under our 2003 Employee Stock Purchase Plan.
(c)	Includes our 2004 Equity Incentive Plan (Fundware).

Under the 2004 Equity Incentive Plan (Fundware) (the “Fundware Plan”), which was approved by our Board of Directors, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights (collectively, “Awards”) may be issued under the Fundware Plan. Awards may be granted under the Fundware Plan only to employees of the Company (i) who have not previously been an employee or director of the Company, or (ii) following a bona fide period of non-employment or non-service to the Company. Further, Awards under the Fundware Plan are granted as a material inducement to the employee’s entering into service with the Company. The board of directors, or a committee designated by the board of directors, administers the Fundware Plan. The administrator has the sole discretion to interpret any provision of the Fundware Plan, and to determine the terms and conditions of Awards granted under the Fundware Plan. The Fundware Plan shall continue in effect for a term of ten (10) years after it was adopted unless sooner terminated.

Item 13. Certain Relationships and Related Transactions

Related Person Transactions During 2006

No family member of any executive officer, director or 5% stockholder received compensation of more than $120,000 during the year ended December 31, 2006.

Procedures for Approval of Related Party Transactions

Pursuant to the charter of our audit committee, all transactions between us and any of our directors, executive officers or related parties are subject to review by our audit committee.

Board Member Independence

As required by NASDAQ listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent”, as affirmatively determined by the listed company’s board of directors. Consistent with these considerations, our board of directors has determined that, except for Dr. Gruber, Mr. Berman, Mr. LaBarbera and former director Allen G. Gruber, all of the members of the board of directors are “independent” as independence is defined in the applicable NASDAQ listing standards. Dr. Gruber, Mr. Berman and Mr. A. Gruber are former executive officers of the Company, and Mr. LaBarbera is our Chief Executive Officer and President.

Item 14. Principal Accountant Fees and Services

Fees Paid to Ernst & Young LLP

The following table sets forth the aggregate fees billed to us for the fiscal years ended 2006 and 2005 by Ernst & Young LLP:

	Fiscal 2006	Fiscal 2005
Audit Fees (1)	$998,136	$818,072
Audit-Related Fees (2)	$23,093	$99,035
Tax Fees	$—	$—
All Other Fees	$24,243	$—

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, audit of internal controls over financial reporting and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to due diligence in connection with acquisitions, audits of acquired companies, and consultations not meeting the definition of audit fees.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2007

KINTERA, INC.

By:	/s/ RICHARD LABARBERA
Richard LaBarbera
President and Chief Executive Officer