Form 10-Q
period 2007-03-31
KINTERA INC
filed 2007-05-10
CIK 1117119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2007 there were 40,120,345 shares of the registrant’s common stock outstanding.

KINTERA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KINTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$5,556	$11,548
Marketable securities	9,216	7,384
Restricted cash	6,271	15,381
Accounts receivable, net of allowance for doubtful accounts of $680 and $915 at March 31, 2007 and December 31, 2006	5,916	6,346
Prepaid expenses and other current assets	702	709
Deferred costs	824	581

Total current assets	28,485	41,949

Property and equipment, net	1,486	1,818
Software development costs, net	1,742	1,703
Other assets	74	83
Intangible assets, net	5,632	7,651
Goodwill	12,017	12,017

Total assets	$49,436	$65,221

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$1,401	$2,349
Accrued expenses	1,265	1,390
Accrued employee benefits and severance	3,354	2,242
Donations payable	6,271	15,381
Short-term notes payable and current portion of capital lease obligation	312	—
Deferred revenue	18,001	17,748

Total current liabilities	30,604	39,110
Deferred rent and other	548	509
Deferred tax liability	106	—

Total liabilities	31,258	39,619

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value, authorized 60,000 shares authorized, 40,120 and 40,098 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	40	40
Additional paid-in capital	154,501	153,642
Accumulated other comprehensive (loss) income	(8)	12
Accumulated deficit	(136,355)	(128,092)

Total stockholders’ equity	18,178	25,602

Total liabilities and stockholders’ equity	$49,436	$65,221

See accompanying notes to unaudited condensed consolidated financial statements.

KINTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Net revenue	$10,721	$9,913
Cost of revenue	2,947	3,014

Gross profit	7,774	6,899

Operating expenses:
Sales and marketing	5,630	6,984
Product development and support	1,732	2,896
General and administrative	5,665	6,413
Amortization of purchased intangibles	733	777
Restructuring charges	2,445	—

Total operating expenses	16,205	17,070

Operating loss	(8,431)	(10,171)
Interest income (expense) and other, net	286	316

Loss before income taxes	(8,145)	(9,855)
Provision for income taxes	118	—

Net loss	$(8,263)	$(9,855)

Loss per common share—basic and diluted	$(0.21)	$(0.29)

Weighted average common shares outstanding	39,839	35,494

See accompanying notes to unaudited condensed consolidated financial statements.

KINTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(8,263)	$(9,855)
Adjustments to reconcile loss to net cash used in operating activities:
Bad debt expense	(204)	(234)
Depreciation	378	460
Amortization of software development costs	259	197
Amortization of intangible assets	733	777
Amortization of premium (accretion of discount) on securities	(20)	2
Forgiveness of employee notes	5	—
Deferred income taxes	106	—
Non-cash restructuring charges	1,340	—
Impairment of software development costs	—	439
Stock-based compensation	838	1,228
Changes in assets and liabilities:
Accounts receivable	634	(1,497)
Prepaid expenses and other current assets	418	468
Deferred costs	(243)	(100)
Accounts payable and accrued expenses	(1,073)	(1,053)
Accrued employee benefits and severance	1,112	368
Donations payable to customers	(9,110)	(6,045)
Restricted cash	9,110	6,045
Deferred revenue	253	1,246
Deferred rent	6	(20)

Cash used in operating activities	(3,721)	(7,574)

INVESTING ACTIVITIES
Purchase of marketable securities	(4,720)	(1,882)
Sales and maturities of marketable securities	2,888	5,730
Purchase of property and equipment	(50)	(84)
Additions to software development costs	(298)	(359)
Other assets	9	109

Cash (used in) provided by investing activities	(2,171)	3,514

FINANCING ACTIVITIES
Payment under financing arrangement and capital lease	(121)	(189)
Proceeds from issuance of common stock under employee stock option and purchase plans	21	108

Cash used in financing activities	(100)	(81)

Net decrease in cash and cash equivalents	(5,992)	(4,141)

Cash and cash equivalents, beginning of period	11,548	8,324

Cash and cash equivalents, end of period	$5,556	$4,183

Supplemental disclosure of cash flow information:
Cash paid for taxes	$12	$—

Cash paid for interest	$7	$9

Supplemental disclosure for non-cash investing and financing activities:
Value of shares released from escrow in connection with contingent consideration	$—	$124
Unrealized gain (loss) on investments	$20	$(16)
Purchase of equipment under capital lease	$50	$—

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in Accounting Principles Board (“APB”) Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board (“FASB”). Consequently, the Company has not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of the Company’s financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto presented in the Company’s 2006 Annual Report on Form 10-K. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

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

Income Taxes

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.

The Company is subject to taxation in the US and various state jurisdictions. The Company’s tax years for 2000 and forward are subject to examination by the US and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows. At January 1, 2007, the Company had net deferred tax assets of $48,194. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryfowards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred, however, the Company plans to complete a Section 382 analysis regarding the limitation of the net operating losses and research and development credits. When this project is completed, the Company plans to update the unrecognized tax benefits under FIN 48. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date. At this time, the Company cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

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

The following table summarizes the total amount of software costs capitalized and impaired for internal use software during the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
	2007	2006
Internal Use Software—SOP 98-1
Capitalized costs	$298	$359
Impairment losses	$—	$439

Stock-Based Compensation

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

Prior to the adoption of SFAS 123(R), the Company accounted for share-based payment awards to employees in accordance with APB 25 and related interpretations, and had adopted the disclosure-only alternative of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. In accordance with APB 25, stock-based compensation expense was not recorded in connection with share-based payment awards granted with exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant, unless certain modifications were subsequently made. The Company recorded deferred compensation in connection with stock options granted, as well as stock options assumed in acquisitions, with exercise prices less than the fair market value of the common stock on the date of grant or assumption in the case of acquisitions. The amount of such deferred compensation per share was equal to the excess of the fair market value over the exercise price on such date. Recorded deferred compensation was recognized as stock-based compensation expense ratably over the applicable vesting periods. In accordance with the provisions of SFAS 123(R), all deferred compensation previously recorded and unamortized as of January 1, 2006 has been eliminated with a corresponding reduction in additional paid in capital. The expense associated with such unamortized deferred compensation balances is included as a component of the expense recognized in accordance with FAS 123(R) beginning January 1, 2006.

Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in stockholders’ equity. The Company’s other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale investments. The components of comprehensive income (loss) are as follows:

	Three months ended March 31,
	2007	2006
Net loss	$(8,263)	$(9,855)
Other comprehensive income (loss)
Change in unrealized gain (loss) on investments	(20)	(15)

Total comprehensive loss	$(8,283)	$(9,870)

Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”), basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Potentially dilutive securities are not considered in the calculation of net loss per common share, as their inclusion would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
	2007	2006
Numerator:
Net loss	$(8,263)	$(9,855)

Denominator—Basic and Diluted:
Weighted average common shares	40,106,747	36,318,293
Less: Weighted Average shares subject to repurchase	(268,032)	(824,767)

Denominator	39,838,715	35,493,526

Basic and Diluted net loss per share	$(0.21)	$(0.29)

The following table summarizes potential common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive:

	Three Months Ended March 31,
Common Stock Equivalents	2007	2006
Common stock subject to repurchase	259,587	796,213
Options to purchase common stock	6,384,552	7,144,022
Warrants to purchase common stock	3,020,000	1,820,000

Total	9,664,139	9,760,235

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

Measurement and Recognition

In accordance with SFAS No. 141, Business Combinations which superseded APB No. 16, Business Combinations contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable. The Company records the additional consideration issued or issuable in connection with the relevant acquisition when a specified internal performance goal is met. For additional consideration paid in stock, the Company calculates the amount of additional consideration using the closing price of its common stock on the date the performance goal is satisfied.

Amount Allocated to Goodwill

In accordance with EITF No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination the portion of additional consideration not affected by employment termination is recorded as additional purchase price, as the consideration is unrelated to continuing employment with the Company. Such portion is allocated to goodwill. No contingent consideration was recorded during the three months ended March 31, 2007. The Company recorded $124 in additional contingent consideration in goodwill during the three months ended March 31, 2006 relating to earnout provisions for Prospect Information Network which was acquired in February 2004.

2.    Employee Benefit Plans

Stock Incentive Plans

In October 2000, the Company adopted the Kintera, Inc. 2000 Stock Option Plan (“2000 Plan”). Following the initial public offering in December 2003, the Board of Directors determined that no further options would be granted under the 2000 Plan. A committee designated by the Board of Directors fixed the terms and vesting of all options; however, in no event did the contractual term exceed 10 years. Generally, options vest 25% one year from the grant date and 1/48 per month thereafter until the options are fully vested. Options granted prior to 2006 vest 25% one year from the grant date and 1/1,460 per day thereafter until the options are fully vested.

In December 2003, the Company adopted the 2003 Equity Incentive Plan (“2003 Plan”). Under the 2003 Plan, as amended, the Company may grant various stock awards, including but not limited to stock options, up to 9,550,000 shares of common stock. The total number of awards which may be granted under the 2003 Plan is reduced, at all times by the number of stock options outstanding and shares issued under the 2000 Plan. As of March 31, 2007, the number of awards which may be granted under the 2003 Plan is reduced by 2,183,087 for stock options outstanding and shares issued under the 2000 Plan. The 2003 Plan contains provisions which limit the number of stock awards granted to any individual employee in a fiscal year.

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

As of March 31, 2007, 456,363 and 1,894,696 shares of the Company’s common stock were available for grant under the 2004 Plan and 2003 Plan, respectively. No options were available for grant under the 2000 Plan at March 31, 2007.

Stock Incentive Plan Information

Option activity under the Company’s stock incentive plans during the three months ended March 31, 2007 is set forth below:

	Option Price Per Share	Number of Shares	Weighted Average Exercise Price
Shares under option at December 31, 2006	$0.06 - $16.67	6,045,298	$3.21
Granted	$1.18 - $ 1.65	868,605	1.33
Exercised	$0.12 - $ 1.00	(22,230)	0.97
Cancelled	$1.00 - $11.25	(507,121)	3.76

Shares under option at March 31, 2007	$0.06 - $16.67	6,384,552	$2.92

The aggregate intrinsic value for shares outstanding and shares exercisable as of March 31, 2007, was $601 and $201, respectively, based on the Company’s closing stock price of $1.70 per share as of March 31, 2007. The aggregate intrinsic value for shares exercised during the three months ended March 31, 2007, was $15 representing the total pre-tax intrinsic value, based on the Company’s closing stock price on each of the respective exercise dates. The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2007 and 2006 was $0.87 and $1.57 per share, respectively. The total compensation cost related to nonvested awards not yet recognized amounted to $1,938 at March 31, 2007 and will be recognized over a weighted-average period of 1.38 years.

	Options outstanding			Options vested
Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number of options vested	Weighted average exercise price
$0.06 - $1.30	1,050,771	8.64	$1.19	220,826	$0.79
$1.37 - $2.00	1,413,372	7.93	1.81	564,113	2.00
$2.13 - $2.26	718,863	7.58	2.22	295,738	2.22
$2.56 - $2.57	1,024,633	8.64	2.57	356,511	2.57
$2.64 - $2.92	899,042	7.92	2.86	730,594	2.88
$2.93 - $7.71	1,106,952	7.77	5.73	715,826	6.35
$8.04 - $16.67	170,919	7.43	9.77	123,292	9.99

	6,384,552	8.08	$2.92	3,006,900	$3.58

The weighted average remaining contractual life for options vested is 7.22 years.

Employee Stock Purchase Plan

Under the 2003 Employee Stock Purchase Plan (the “ESPP”), the Company may issue up to 1,900,000 shares of common stock to eligible employees who elect to participate in the plan. At March 31, 2007, there were 1,667,000 shares available for future issuance under this plan. The participating employees obtain a purchase right in shares of the Company’s common stock at the lower of 85% of the common stock closing price on the first day of the offering period or 85% of the common stock closing price on the purchase date. The offering period’s durations are generally six months in length and begin on May 1 and November 1 of each year. The Company did not issue any shares under this plan during the three months ended March 31, 2007. The Company recognized as stock-based compensation expense approximately $5 and $20 during the three months ended March 31, 2007 and 2006, respectively, as the fair value of the potential shares to be purchased under this plan.

Stock-Based Compensation Expense

The following table presents details of stock-based compensation expense by functional line item based on the fair value provisions of SFAS 123(R) for the three months ended March 31, 2007 and 2006, respectively.

	Three Months Ended March 31,
	2007	2006
Sales and marketing	$204	$490
Product development and support	107	221
General and administrative	527	516

	$838	$1,227

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

The fair value of each option grant was estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following assumptions:

	Stock Options
For the three months ended March 31,	2007	2006
Risk-free interest rate	4.65%	4.55%
Expected term (years)	6 years	6 years
Expected volatility	70%	75%
Dividend yield	0%	0%

3.    Restructuring Program

The Company accounts for restructuring costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that costs associated with exit or disposal activities generally be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company accounts for long-lived assets to be abandoned in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that a long-lived asset to be abandoned be considered held and used until disposed of, with a revision to the depreciable life in accordance with APB Opinion No. 20, Accounting Changes.

In March 2007, the Company announced and began implementation of a restructuring program. The Company’s Board of Directors approved management’s plan, including the estimated amounts of the charges, on March 28, 2007. The restructuring program consists of a workforce reduction and realignment. The workforce reduction is being implemented as a means to reduce ongoing operating expenses by restructuring the Company’s operations and reducing its workforce. The restructuring program is expected to be completed by June 30, 2007. The restructuring program consists of the elimination of approximately 16% of the workforce, the restructuring of the Company’s sales compensation plan, the elimination of certain lines of business and the abandonment of certain long-lived fixed assets. The total amount expected to be incurred for termination benefits is $1,122, which includes $500 payable to current directors as described below. The Company has recorded a charge of $1,105 during the quarter ended March 31, 2007, for such termination benefits which is included in restructuring charges in the condensed consolidated statement of operations.

On May 2, 2007, following negotiations between an independent committee of the Board of Directors and the founders who continue to serve on the Board of Directors, the Company agreed to the principle economic terms of severance arrangements for Dr. Harry E. Gruber, former Chief Executive Officer of the Company, who will remain on the board of directors of the Company, and Dennis Berman, former Executive Vice President of the Company, who will be leaving the board of directors in July, consistent with terms outlined in principle before they resigned their positions, including the execution of mutual general releases of claims. The severance arrangements with Dr. Gruber and Mr. Berman will have a total cost of approximately $500.

In connection with the restructuring program the Company has identified certain intangible assets with a net carrying value of $1,439 as of December 31, 2006 which are associated with certain lines of business considered eliminated as of March 31, 2007. The excess amortization associated with the revision to useful lives recorded in the three months ended March 31, 2007 amounted to approximately $1,286 and is included in restructuring charges in the condensed consolidated statement of operations. These intangible assets were written-off as of March 31, 2007.

In connection with the restructuring program the Company has identified certain fixed assets with a net carrying value of $70 as of December 31, 2006 which were abandoned March 31, 2007. The excess depreciation associated with the revision to depreciable lives recorded in the three months ended March 31, 2007 amounted to approximately $54 and is included in restructuring charges in the condensed consolidated statement of operations. These fixed assets were written off as of March 31, 2007.

In connection with the restructuring program the Company has identified certain fixed assets with a net carrying value of $70 as of December 31, 2006 which were abandoned March 31, 2007. The excess depreciation associated with the revision to depreciable lives recorded in the three months ended March 31, 2007 amounted to approximately $54 and is included in restructuring charges in the condensed consolidated statement of operations. These fixed assets were written off as of March 31, 2007.

The following table shows the activity related to the restructuring program for the three months ended March 31, 2007:

	Termination	Asset
	Benefits	Impairments	Total
Liability at December 31, 2006	$—	$—	$—
Charged to expense	1,105	1,340	2,445
Non-cash charges	—	(1,340)	(1,340)

Liability at March 31, 2007	$1,105	$—	$1,105

4.    Legal Proceedings

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including (without limitation) the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2006 and other reports and filings made with the Securities and Exchange Commission. Risk factors that could cause actual results to differ from those contained in the forward-looking statements, including but not limited to: our limited operating history; our history of losses; our dependence on increased acceptance by nonprofit organizations of online fundraising; lengthy sales cycles for major customers; our need to manage growth; risks associated with accounting for and processing large amounts of donations; the rapidly changing technologies and market demands; and other risks identified in this Quarterly Report on Form 10-Q.

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

Although our revenue has increased on a year over year basis, we have experienced significant net losses and negative cash flows from operations in each fiscal period since inception, and as of March 31, 2007, we had an accumulated deficit of $136.4 million. Since inception, we have increased our revenue through a combination of factors, including (i) obtaining new customers, (ii) expanding existing customer relationships, (iii) acquiring complementary businesses, (iv) expanding the features of Kintera Sphere, (v) increasing the number and amount of donations we process that result in transaction-based fees and (vi) offering new and improved products and services.

Sources of Revenues

We generate the majority of our revenue from arrangements with nonprofit organizations related to their use of Kintera Sphere to manage their websites, special events and membership, organize individuals, advocate causes, perform wealth screening, raise major gifts, deliver services and programs and execute personalized marketing campaigns. We primarily enter into customer contracts for Kintera Sphere that are one year or more in duration. Our customers pay us upfront fees and monthly service fees for access to Kintera Sphere, and transaction-based fees tied to the donations and purchases we process. Revenue from upfront service fees are deferred and recognized ratably over the entire term of our contracts. Revenue from transaction processing fees are recognized as they are earned. Total online donations processed for the three months ended March 31, 2007 were approximately $66.9 million as compared to $54.7 million for the comparable period of 2006. We also enter into service contracts and implementation contracts related to Kintera Sphere that are 12 months or longer in duration.

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

We also generate revenue through our accounting software. Revenue from this operation is derived from perpetual license fees for the accounting software package, as well as related product support, professional services, outsourced payroll services and transaction fees.

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

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, compensation expense associated with SFAS 123(R), depreciation, legal, audit and other professional fees, facilities and communication expenses and information technology expenditures.

Amortization of Purchased Intangibles Expense. Amortization of purchased intangibles expense (excluding amortization of software recorded in Cost of Revenue) consists of costs associated with the acquired intangibles such as contact list, customer files, etc. that are expensed using the straight-line method over the estimated useful lives of three to five years.

Restructuring Charges Expense. Restructuring charges expense consists of costs associated with the March 2007 restructuring program, including termination benefits and asset impairments.

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

We consider accounting policies relating to the following areas to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	revenue recognition;

•	accounting for goodwill and other intangible assets;

•	accounting for software development costs;

•	accounting for stock-based compensation; and

•	accounting for restructuring charges

You should refer to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 30, 2007 for a discussion of our policies on revenue recognition, accounting for goodwill and other intangible assets, accounting for software development costs, accounting for stock-based compensation and accounting for income taxes. See Notes 1 and 2 in this Quarterly Report on Form 10-Q for a discussion of our policies regarding accounting for stock-based compensation and Note 3 in this Quarterly Report on Form 10-Q for a discussion of our policies regarding accounting for restructuring charges.

Results of Operations

Comparison of results for the three months ended March 31, 2007 and 2006.

The following table sets forth certain statement of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Net revenue	100.0%	100.0%
Cost of revenue	27.5	30.4

Gross profit	72.5	69.6

Operating expenses:
Sales and marketing	52.5	70.5
Product development and support	16.2	29.2
General and administrative	52.9	64.7
Amortization of purchased intangibles	6.8	7.8
Restructuring charges	22.8	0.0

Total operating expenses	151.2	172.2

Loss from operations	(78.7)	(102.6)
Interest income (expense) and other, net	2.7	3.2

Loss before income taxes	(76.0)	(99.4)
Provision for income taxes	1.1	0.0

Net loss	(77.1)%	(99.4)%

Net Revenue, Cost of Revenue and Gross Profit

The following table presents net revenue, cost of revenue and gross profit for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
	(in thousands, except percentage)
Net revenue	$10,721	100.0%	$9,913	100.0%	$808	8.2%
Cost of revenue	2,947	27.5	3,014	30.4	(67)	(2.2)

Gross profit	$7,774	72.5%	$6,899	69.6%	$875	12.7%

The following table presents the components of net revenue for three months ended March 31, 2007 and 2006. The following line items represent revenue related categories that are consistent with the way management classifies its revenues internally and may not be representative of the fair value of those categories as defined by SOP 97-2 and EITF 00-21.

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
	(in thousands, except percentage)
Implementation	$1,006	9.4%	$1,307	13.2%	$(301)	(22.0)%
License and subscription	187	1.8	645	6.5	(458)	(71.0)
Service plan and maintenance	4,793	44.7	4,556	46.0	237	5.2
Data and support services	2,051	19.1	1,310	13.2	741	56.6
Transaction and usage	2,684	25.0	2,095	21.1	589	28.1

	$10,721	100.0%	$9,913	100.0%	$808	8.2%

Net Revenue. Our revenue is generated principally by fees paid by nonprofit organizations related to their use of our software and services. Net revenue is revenue less reductions for discount and provisions for allowances and credit card fees. The preceding table presents net revenue from each of our revenue streams and their respective contribution to the increase in net revenue for the three months ended March 31, 2007 and 2006, respectively.

Implementation revenue consists primarily of revenue generated from the implementation services that are performed by our services personnel on behalf of customers. Depending on the nature of the contract, this revenue may have been deferred and amortized over the contract period or may be recognized upon delivery. Net revenue from implementations decreased 22.0% to $1.0 million for the three months ended March 31, 2007 from $1.3 million for the three months ended March 31, 2006. This decrease was primarily due to decreases in the amount of implementation services considered delivered based on completion of projects.

License and subscription revenue consists primarily of packaged software sales and advertising and access to Masterplanner online content. Net revenue from license and subscriptions decreased 71.0% to $0.2 million for the three months ended March 31, 2007 from $0.6 million for the three months ended March 31, 2006. The decrease was primarily due to a decline in Fundware software license sales and Masterplanner advertising and subscriptions, both of which were eliminated in 2007.

Service plan and maintenance revenue consists primarily of activation, hosting and use of our Kintera Sphere software as a service (“SaaS”) offering as well as software maintenance revenue for our Fundware software installations. Net revenue from service plan and maintenance increased 5.2% to $4.8 million for the three months ended March 31, 2007 from $4.6 million for the three months ended March 31, 2006, primarily due to new contract signings for our Sphere platform.

Data and support services revenue consists of delivery of wealth screening data services, professional services and consulting, and billable support services. Net revenue from data and support services increased 56.6% to $2.1 million for the three months ended March 31, 2007 from $1.3 million for the three months ended March 31, 2006. The increase is reflective of the increase in our annuity base relative to our data screening services.

Transaction and usage revenue consists of the fees charged for processing of donations and other usage related services such as emails, faxes and other measurable activities. Net revenue from transactions and usage increased 28.1% to $2.7 million for the three months ended March 31, 2007 from $2.1 million for the three months ended March 31, 2006. The increase was driven by an increase in donations and the average processing rate.

Cost of Revenue and Gross Profit. Cost of revenue amounted to $2.9 million for the three months ended March 31, 2007 and was consistent with the $3.0 million of cost of revenue for the three months ended March 31, 2006. Gross margins for the three months ended March 31, 2007 were 72.5% as compared with gross margins for the three ended March 31, 2006, of 69.6%. The increase in margins is reflective of the decrease in implementation revenue as professional services generally have a lower average margin.

Operating Expenses

The following table presents sales and marketing, product development and support, general and administrative, amortization of purchased intangibles and restructuring charge expenses for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
	(in thousands, except percentage)
Sales and marketing	$5,630	52.5%	$6,984	70.5%	$(1,354)	(19.4)%
Product development and support	1,732	16.2	2,896	29.2	(1,164)	(40.2)
General and administrative	5,665	52.9	6,413	64.7	(748)	(11.7)
Amortization of purchased intangibles	733	6.8	777	7.8	(44)	(5.7)
Restructuring charges	2,445	22.8	—	0.0	2,445	N/A

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2007 were $5.6 million or 52.5% of net revenue compared to $7.0 million or 70.5% of net revenue for the comparable period in 2006. The decrease of $1.4 million in selling and marketing expenses was primarily due to a decrease of $0.5 million of advertising and marketing related expenses, a decrease of $0.5 million in stock-based compensation expense, a decrease of $0.4 million in personnel related costs and a decrease of $0.2 million in travel and travel related expenses, offset in part by an increase of $0.1 million in consulting and legal fees and an increase of $0.1 million in facilities and communications expenses. The decrease in personnel related costs is not indicative of a decrease in the number of quota-carrying salespeople but rather is reflective of changes in sales incentive plans and the numbers of resources supporting the sales function.

Product Development and Support Expenses. Product development and support expenses for the three months ended March 31, 2007 were $1.7 million or 16.2% of net revenue compared to $2.9 million or 29.2% of net revenue for the comparable period in 2006. The decrease of $1.2 million resulted primarily from a decrease of $0.6 million in personnel related costs, a decrease of $0.5 million in internal software development expenses and a decrease of $0.1 million in stock-based compensation expense.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2007 were $5.7 million or 52.9% of net revenue compared to $6.4 million or 64.7% of net revenue for the comparable period in 2006. The decrease of $0.7 million resulted primarily from a decrease of $0.5 million in facilities and communications expenses, a decrease of $0.1 million in professional services and a decrease of $0.1 million in depreciation.

Restructuring charges. Restructuring charges for the three months ended March 31, 2007 were $2.4 million or 22.8% of net revenue. There were no restructuring charges in the comparable period in 2006.

In March 2007, we announced and began implementation of a restructuring program. The restructuring program consists of a workforce reduction and realignment. The workforce reduction is being implemented as a means to reduce ongoing operating expenses by restructuring our operations and reducing our workforce. The restructuring program is expected to be completed by June 30, 2007. The restructuring program consists of the elimination of approximately 16% of our workforce, the restructuring of our Company’s sales compensation plan, the elimination of certain lines of business and the abandonment of certain long-lived fixed assets. Restructuring charges for the three months ended March 31, 2007 consist of $1.1 million for termination benefits, inclusive of the $500,000 payable to current directors as described below, $1.3 million in excess amortization associated with revisions to the useful lives of intangibles associated with eliminated lines of business, and $0.1 million in excess depreciation associated with revisions to the useful lives of abandoned fixed assets.

On May 2, 2007, following negotiations between an independent committee of the Board of Directors and the founders who continue to serve on the Board of Directors, the Company agreed to the principle economic terms of severance arrangements for Dr. Harry E. Gruber, former Chief Executive Officer of the Company, who will remain on the board of directors of the Company, and Dennis Berman, former Executive Vice President of the Company who will be leaving the board of directors in July, consistent with terms outlined in principle before they resigned their positions, including the execution of mutual general releases of claims. The severance arrangements with Dr. Gruber and Mr. Berman will have a total cost of approximately $500,000.

Stock-Based Compensation Expense

The following table presents details of stock-based compensation expense that is included in each functional line item above:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Sales and marketing	$204	$490
Product development and support	107	221
General and administrative	527	516

	$838	$1,227

The decrease in stock-based compensation expense is reflective of the full vesting and associated cessation of expense recognition for certain options granted prior to the Company’s initial public offering in December 2003.

The total compensation cost related to nonvested awards not yet recognized amounted to $1,938 at March 31, 2007 and will be recognized over a weighted-average period of 1.38 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

Liquidity and Capital Resources

We have historically funded our operations principally through sales of equity securities. In December 2003, we completed our initial public offering and received net proceeds of $36.1 million. In July 2004, we sold 2.5 million shares of our common stock in a private placement at a price of $8.00 per share for net proceeds of $18.5 million. In December 2004, we sold 2.5 million shares of our common stock in a private placement at a price of $7.00 per share for net proceeds of $16.3 million. In December 2005, we sold 4.5 million shares of our common stock in a private placement at a price of $3.00 per share for net proceeds of $12.3 million. In connection therewith, we issued warrants to purchase 1.8 million shares of our common stock at an exercise price of $3.50 per share. In December 2006, we sold 4.0 million shares of our common stock in a private placement at a price of $1.25 per share for net proceeds of $4.5 million. In connection therewith, we issued warrants to purchase 1.2 million shares of our common stock at an exercise price of $1.60 per share and amended the terms of the outstanding 1.8 million warrants issued in December 2005 to reduce the exercise price to $1.60 per share.

Working Capital and Cash and Marketable Securities. The following table presents working capital and cash and cash equivalents and marketable securities.

	March 31, 2007	December 31, 2006	Increase (Decrease)
	(in thousands)
Working capital	$(2,119)	$2,839	$(4,958)

Cash and cash equivalents	$5,556	$11,548	$(5,992)
Marketable securities	9,216	7,384	1,832

	$14,772	$18,932	$(4,160)

Cash Flows

Operating Activities

Our net cash used in operating activities was $3.7 million for the three months ended March 31, 2007, resulting primarily from the $8.3 million net loss for the period, working capital outflows of $10.4 million, and a $0.2 million bad debt expense credit. The working capital outflows resulted from a decrease of $9.1 million in donations payables, a decrease of $1.1 million in accounts payable and accrued expenses and an increase of $0.2 million in deferred costs. These outflows were offset in part by non-cash charges totaling $3.7 million and working capital inflows of $11.5 million. Non-cash charges included $1.3 million of restructuring charges, $1.4 million in depreciation and amortization expenses, $0.8 million of stock-based compensation expense and $0.1 million of deferred income taxes, while the working capital inflows included a decrease of $9.1 million in restricted cash, an increase of $1.1 million in accrued employee benefits and severance, a decrease of $0.6 million in accounts receivable, a decrease of $0.4 million in prepaid expenses and other current assets and a $0.3 million increase in deferred revenue. At March 31, 2007 we had negative working capital of $(2.1) million, compared to working capital of $2.8 million at December 31, 2006. At March 31, 2007, $18.0 million of our current liabilities consist of deferred revenue (primarily reflecting payments received for future services to be provided) with such amounts generally being recognizable as revenue in the next twelve month period.

Our net cash used in operating activities was $7.6 million for the three months ended March 31, 2006, resulting primarily from the $9.9 million net loss for the period, working capital outflows of $8.7 million, and a $0.2 million bad debt expense credit. The working capital outflows resulted from a decrease of $6.0 million in donations payables, an increase of $1.5 million in accounts receivable, a decrease of $1.1 million in accounts payable and accrued expenses and an increase of $0.1 million in deferred costs. These outflows were offset in part by non-cash charges totaling $3.1 million and working capital inflows of $8.1 million. Non-cash charges included $1.4 million in depreciation and amortization expenses, $1.2 million of stock-based compensation expense and $0.4 million of impairment of software development costs. The working capital inflows included a decrease of $6.0 million restricted cash, a decrease of $1.2 million in deferred revenue, a decrease of $0.5 million in prepaid expenses and other current assets and a $0.4 million increase in accrued employee benefits.

At March 31, 2007, we had net accounts receivable of $5.9 million compared to $6.3 million at December 31, 2006. Accounts receivable at March 31, 2007 and December 31, 2006 represented approximately 52 and 56 days of revenue, respectively. Terms with individual customers vary greatly; however, we typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volumes and due to quarterly variations in donations processed and timing of implementation of services and receipts from large customers and the timing of contract payments.

Investing Activities

Net cash used in investing activities was $2.2 million for the three months ended March 31, 2007. This was primarily the result of the purchase of $4.7 million of marketable securities, additions of $0.3 million to software development costs and purchases of $0.1 million of property and equipment, offset by the sale of $2.9 million of marketable securities.

Net cash provided by investing activities was $3.5 million for the three months ended March 31, 2006. This was primarily the result of the sale of $5.7 million of marketable securities and a decrease of $0.1 million in other assets, offset by the purchase of $1.9 million of marketable securities, additions of $0.4 million to software development costs and purchases of $0.1 million of property and equipment.

Financing Activities

During the three months ended March 31, 2007, net cash used in financing activities was $0.1 million and was the result of payments under a financing arrangement and capital lease.

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2006. This primarily resulted from payments under a financing arrangement of $0.2 million, net of proceeds from the issuance of common stock under employee stock option and employee stock purchase plans of $0.1 million.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on March 31, 2007. The evaluation took into consideration the various changes in controls and remediation measures that the Company had made prior to March 31, 2007 to address material weaknesses in internal controls over financial reporting that were identified and reported in the Form 10-K filed for the period ended December 31, 2006. The evaluation also took into consideration the material weaknesses in internal control regarding revenue recognition that existed as of March 31, 2007 that were identified by management during the course of preparing the Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2007, such that our controls and procedures were not adequately designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management believes that the new and existing internal controls related to revenue recognition must continue to be improved and operate effectively for a sufficient period of time to validate a conclusion that such controls are effective. As of March 31, 2007, management did not believe these criteria have been satisfied and that continued remediation efforts are necessary. As a result, management has concluded that, in light of the failure to confirm remediation of the material weakness related to revenue recognition, our disclosure controls and procedures were not effective as of the end of the fiscal period covered by this report.

Changes in Internal Control over Financial Reporting

Revenue Recognition Process

Our efforts during the fiscal period covered by this report to remediate the deficiencies in our revenue reocgnition process include the following:

•	We consolidated all business unit accounting and reporting, including revenue recognition and billing functions, into our existing corporate headquarter process and control framework;

•

We required a formal revenue recognition analysis for large contracts, which are reviewed, approved, and signed off by our Controller and Chief Financial Officer, as well as close and periodic monitoring of the operations and progress of these large contracts to ensure that we can continue to meet our product and service commitments under those contracts;

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

We expect to complete the remediation of the material weaknesses on revenue recognition by September 30, 2007 and will complete our testing of revised controls concurrent with management’s review of our 2007 financial results. We believe that the cost of remediation will be incurred as part of our normal controls management framework and will not materially impact our financial results.

Financial Statement Close

We also implemented additional control enhancements related to our financial close process during the first quarter of 2007, including the following:

•

In the first quarter of 2007, we hired a finance professional to fill the newly created position of Revenue Manager. This position will assist in the administration, continuing evaluation, and execution of our revenue related activities.

•	Also in the first quarter of 2007, we hired a full-time employee to fill the position of Director of Accounting.

Other than the items noted above, we have made no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that would materially affect, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have experienced operating and net losses in each fiscal quarter since our inception, and as of March 31, 2007, we had an accumulated deficit of $136.4 million. We incurred net losses of $8.3 million for the three months ended March 31, 2007 and $9.9 million for the three months ended March 31, 2006. We will need to increase revenue and reduce operating expenses to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We may also fail to accurately estimate our operating expenses as we grow, and if our operating expenses exceed our expectations, our financial performance will be adversely affected.

Our operating results have fluctuated and may fluctuate significantly, and these fluctuations may cause our stock price to fall.

Our operating results have varied significantly in the past and will likely vary in the future as the result of fluctuations in our revenue and operating expenses. For example, our revenue increased to $10.7 million for the three months ended March 31, 2007, from $9.9 million for the three months ended March 31, 2006 while our net loss decreased to $8.3 million for the three months ended March 31, 2007, from $9.9 million for the three months ended March 31, 2006. Although we have reviewed and implemented plans to help reduce our overall operating expenses and will continue to do so, operating expenses may increase in the future to the extent that we expand our selling and marketing activities and hire additional personnel. Our revenue in any period depends substantially on monthly service fees, on the number and size of donations that we process in that period for customer sponsored fundraising events and on the sale and licensing of our software products. In addition, the number and size of transactions we process tends to be seasonal, with the first calendar quarter representing the seasonal low for non-profit fundraising. As a result, it is possible that in some future periods, our revenue may not meet our expectations or, due to our increased expense levels, our results of operations may be below the expectations of current or potential investors. If this occurs, the price of our common stock may decline.

Because we have a limited operating history, it is difficult to evaluate our prospects.

We incorporated in February 2000 and first achieved meaningful revenue in 2001. As a result, we will encounter risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. These risks include the following:

•	we may not increase our sales to our existing customers and expand our customer base;

•	fees related to Kintera Sphere are our principal source of revenue, and we may not successfully introduce new services and enhance existing services of Kintera Sphere;

•	we may not attract and retain key sales, technical and management personnel;

•	we may not effectively manage our anticipated growth; and

•	our plan to reduce operating expenses and focus on core activities, including the related reduction in our workforce, may disrupt our customer relationships.

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

Since commencing operations in 2000, we have experienced significant growth, and we anticipate that expansion will continue to be required to address potential market opportunities. There can be no assurance that our infrastructure will be sufficiently scalable to manage our experienced growth and any future projected growth. For example, our anticipated growth will result in a significant increase in the volume of transactions handled by our payment processing system. If we are unable to sufficiently enhance and improve this system to handle this increased volume, our operating results and growth may suffer. There also can be no assurance that if we continue to expand our operations, management will be effective in expanding our physical facilities or that our systems, procedures or controls will be adequate to support such expansion. In addition, we will need to provide additional sales and support services if we achieve our anticipated growth with respect to the sale and implementation of Kintera Sphere. In March 2007, we announced and began implementation of a restructuring program, including a workforce reduction. Thus, we will be required to service the anticipated growth in sales and support services with a reduced workforce. Failure to properly manage an increase in customer demands could result in a material adverse effect on customer satisfaction, our ability to perform on new contracts and on our operating results.

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

Our success depends largely upon the continued services of our executive officers and other key personnel. In particular, we rely on Richard LaBarbera, our President and Chief Executive Officer. Our executive officers and key personnel could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business, results of operations and financial condition. We cannot assure you that in such an event we would be able to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

In the past year we have experienced a significant transition in our executive management team, in connection with the resignations of Dr. Harry E. Gruber, Allen Gruber and Dennis Berman from their positions as executive officers, the promotion of Richard LaBarbera to President and Chief Executive Officer and the recent hiring of Scott Crowder as Chief Technology Officer. We have also experienced a high rate of employee turnover at all levels. Our newly-hired employees have not worked with our new executive management team and finance personnel for a significant length of time, and we cannot assure you that these management transitions will not result in some disruption of our business. If our new executive management team and finance department are unable to work together effectively to implement our strategies, manage our operations and accomplish our objectives, our business, operations and financial results could be severely impaired.

Because competition for highly qualified sales and software development personnel is intense, we may not be able to attract and retain the employees we need to support our planned growth.

To successfully meet our objectives, we must continue to attract and retain highly qualified sales and software development personnel with specialized skill sets focused on the nonprofit industry. In addition, we have experienced a high level of employee turnover, and have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for our business. Competition for qualified sales and software development personnel can be intense. Because the sale on online fund raising solutions is still relatively new, the pool of qualified personnel with experience working with or selling to nonprofit organizations is limited and there is a shortage of sales personnel with the experience we need. Our recent restructuring and workforce reduction may also make it more difficult to attract and retain qualified personnel. Our ability to meet our sales objectives will depend in part on our ability to recruit, train and retain top quality people with advanced skills who understand sales to nonprofit organizations. In addition, it takes time for our new sales personnel to become productive, particularly with respect to obtaining major customer accounts. In many cases, newly hired sales personnel are unable to develop their skills rapidly enough, which results in a relatively high turnover rate and a corresponding increased need to make continual new hires. If we are unable to hire or retain qualified sales and software development personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity slower than anticipated, it would be more difficult for us to sell our solution, and we may experience a shortfall in revenue and not achieve our planned growth.

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

Our success and ability to compete depend in part on our internally developed technology and software applications. We rely on patent, trademark, copyright and trade secret laws and restrictions in the United States and other jurisdictions, together with contractual restrictions on our employees, strategic partners and customers, to protect our proprietary rights. Any of our trademarks may be challenged by others or invalidated through administrative process or litigation. As of March 31, 2007, we have four issued patents and 18 pending patent applications in the United States and one pending international patent application. We may not be successful in obtaining these patents, and we may be unable to obtain additional patent protection in the future. In addition, any issued patents may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our solution is available. As a result, we cannot assure you that our means of protecting our proprietary rights will be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our revenue and prospects for growth.

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

As described in Item 9A of our Annual Report on Form 10-K/A, we identified a material weakness in our internal control over financial reporting in connection with the audit of our financial statements for the year ended December 31, 2006. We believe that new and existing internal controls related to revenue recognition need to be developed and be improved and operate effectively for a sufficient period of time to validate a conclusion that such controls are effective. As a result, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2007. We have implemented, and continue to implement, actions to address these weaknesses and to enhance the reliability and effectiveness of our internal controls and operations; however, we cannot assure you that the measures we have taken to date or any future measures will remediate the material weaknesses discussed in this Report.

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

Our directors and persons related to our directors own, in the aggregate, approximately 27.8% of our outstanding common stock as of December 31, 2006. As a result, these persons, acting together, have the ability to exercise significant influence over the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Any other subsequent changes in the accounting rules applicable to us may also have an adverse effect on our results of operations.

Item 5.	Other Information.

In April 2007, the Compensation Committee of our Board of Directors approved 2007 base salaries and contingent incentive compensation awards for certain of the executive officers who were named in the Summary Compensation Table of our 2006 Proxy Statement.

Base Salaries for 2007. In April 2007, in connection with the promotion of Richard LaBarbera to Chief Executive Officer and its review of the compensation of our executive officers, the Compensation Committee increased Mr. LaBarbera’s base annual salary by 10% to $330,000. In April 2007, in connection with its review of the compensation of our executive officers, the compensation committee increased Mr. Davidson’s base salary by 25% to $250,000.

2007 Bonus Plan Targets. In April 2007, in connection with the promotion of Richard LaBarbera to Chief Executive Officer and its review of the compensation of our executive officers, the Compensation Committee increased Mr. LaBarbera’s target bonus amount to a maximum of 70% base annual salary and Mr. Davidson’s target bonus amount to a maximum of 50% base annual salary. Payments under the bonus plan will be based on our financial performance as compared to the financial plan approved by the Board of Directors.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.2 (1)	Amended and Restated Certificate of Incorporation of the Registrant

3.4 (1)	Amended and Restated Bylaws of the Registrant

3.5 (2)	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock of Kintera, Inc.

4.1 (3)	Specimen Common Stock Certificate

4.2 (2)	Rights Agreement, dated as of January 25, 2006, between the Registration and U.S. Stock Transfer Corp.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-109169) dated November 4, 2003.
(2)	Filed on Current Report on Form 8-K on January 25, 2006.
(3)	Filed with Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-109169) dated December 10, 2003.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINTERA, INC.

By:	/s/ RICHARD DAVIDSON
Richard Davidson Chief Financial Officer

Date: May 10, 2007