Form 10-Q
period 2007-06-30
KINTERA INC
filed 2007-08-09
CIK 1117119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of July 31, 2007 there were 40,249,727 shares of the registrant’s common stock outstanding.

KINTERA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KINTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$946	$11,548
Marketable securities	11,090	7,384
Restricted cash	4,813	15,381
Accounts receivable, net of allowance for doubtful accounts of $523 and $915 at June 30, 2007 and December 31, 2006	5,889	6,346
Prepaid expenses and other current assets	949	709
Deferred costs	719	581

Total current assets	24,406	41,949

Property and equipment, net	1,537	1,818
Software development costs, net	1,678	1,703
Other assets	67	83
Intangible assets, net	5,059	7,651
Goodwill	12,017	12,017

Total assets	$44,764	$65,221

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$1,616	$2,349
Accrued expenses	1,203	1,390
Accrued employee benefits and severance	2,617	2,242
Donations payable	4,813	15,381
Short-term notes payable and current portion of capital lease obligation	156	—
Deferred revenue	16,892	17,748

Total current liabilities	27,297	39,110
Deferred rent and other	597	509
Deferred tax liability	213	—

Total liabilities	28,107	39,619

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value, authorized 60,000 shares authorized, 40,164 and 40,098 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	40	40
Additional paid-in capital	155,791	153,642
Accumulated other comprehensive (loss) income	(11)	12
Accumulated deficit	(139,163)	(128,092)

Total stockholders’ equity	16,657	25,602

Total liabilities and stockholders’ equity	$44,764	$65,221

See accompanying notes to unaudited condensed consolidated financial statements.

KINTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue	$12,793	$11,382	$23,514	$21,295
Cost of revenue	3,163	3,429	6,110	6,443

Gross profit	9,630	7,953	17,404	14,852

Operating expenses:
Sales and marketing	5,453	6,678	11,083	13,662
Product development and support	1,519	2,329	3,251	5,225
General and administrative	5,180	6,729	10,845	13,142
Amortization of purchased intangibles	573	746	1,306	1,523
Restructuring charges	(162)	—	2,283	—

Total operating expenses	12,563	16,482	28,768	33,552

Operating loss	(2,933)	(8,529)	(11,364)	(18,700)
Interest income and other, net	240	175	526	491

Loss before income taxes	(2,693)	(8,354)	(10,838)	(18,209)
Provision for income taxes	115	—	233	—

Net loss	$(2,808)	$(8,354)	$(11,071)	$(18,209)

Loss per common share - basic and diluted	$(0.07)	$(0.23)	$(0.28)	$(0.52)

Weighted average common shares outstanding	39,881	35,723	39,860	35,618

See accompanying notes to unaudited condensed consolidated financial statements.

KINTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(11,071)	$(18,209)
Adjustments to reconcile loss to net cash used in operating activities:
Bad debt expense	(326)	(313)
Depreciation	717	933
Amortization of software development costs	530	451
Amortization of intangible assets	1,306	1,523
Amortization of premium (accretion of discount) on securities	(11)	29
Forgiveness of employee notes	11	68
Deferred income taxes	213	—
Non-cash restructuring charges	1,116	—
Impairment of software development costs	18	439
Stock-based compensation	2,082	2,432
Loss on disposal of property and equipment	125	—
Changes in assets and liabilities:
Accounts receivable	757	(4,121)
Prepaid expenses and other current assets	165	1,020
Deferred costs	(138)	(209)
Accounts payable and accrued expenses	(920)	(810)
Accrued employee benefits and severance	375	17
Donations payable to customers	(10,568)	(7,437)
Restricted cash	10,568	7,437
Deferred revenue	(603)	3,155
Deferred rent	60	(36)

Cash used in operating activities	(5,594)	(13,631)

INVESTING ACTIVITIES
Purchases of marketable securities	(8,816)	(3,745)
Sales and maturities of marketable securities	5,098	14,541
Purchases of property and equipment	(565)	(163)
Additions to software development costs	(526)	(634)
Other assets	16	101

Cash (used in) provided by investing activities	(4,793)	10,100

FINANCING ACTIVITIES
Payments under financing arrangement and capital lease	(282)	(381)
Proceeds from issuance of common stock under employee stock option and purchase plans	67	250

Cash used in financing activities	(215)	(131)

Net decrease in cash and cash equivalents	(10,602)	(3,662)
Cash and cash equivalents, beginning of period	11,548	8,324

Cash and cash equivalents, end of period	$946	$4,662

Supplemental disclosure of cash flow information:
Cash paid for taxes	$20	$—

Cash paid for interest	$12	$16

Supplemental disclosure for non-cash investing and financing activities:
Value of shares released from escrow in connection with contingent consideration	$—	$313
Unrealized gain (loss) on investments	$(23)	$29
Purchase of equipment under capital lease	$50	$—

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

Income Taxes

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

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

The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows. At January 1, 2007, the Company had net deferred tax assets of $48,194. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the

NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred, however, the Company plans to complete a Section 382 analysis regarding the limitation of the net operating losses and research and development credits. When this project is completed, the Company plans to update the unrecognized tax benefits under FIN 48. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date. At this time, the Company cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

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

The following table summarizes the total amount of software costs capitalized and impaired for internal use software during the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Internal Use Software—SOP 98-1
Capitalized costs	$128	$275	$426	$634
Impairment losses	$18	$—	$18	$439

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

The following table summarizes the total amount of software costs capitalized and impaired for marketed software during the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Marketed Software—SFAS 86
Capitalized costs	$100	$—	$100	$—

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in stockholders’ equity. The Company’s other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale securities. The components of comprehensive income (loss) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss	$(2,808)	$(8,354)	$(11,071)	$(18,209)
Other comprehensive income (loss)
Change in unrealized gain (loss) on securities	(3)	$44	$(23)	$29

Total comprehensive loss	$(2,811)	$(8,310)	$(11,094)	$(18,180)

Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”), basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Potentially dilutive securities are not considered in the calculation of net loss per common share, as their inclusion would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(2,808)	$(8,354)	$(11,071)	$(18,209)

Denominator—Basic and Diluted:
Weighted average common shares	40,139,340	36,409,455	40,123,134	36,356,869
Less: Weighted average shares subject to repurchase	(257,978)	(685,968)	(262,978)	(738,683)

Denominator	39,881,362	35,723,487	39,860,156	35,618,186

Basic and Diluted net loss per share	$(0.07)	$(0.23)	$(0.28)	$(0.52)

The following table summarizes potential common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive:

	Six Months Ended June 30,
Common Stock Equivalents	2007	2006
Common stock subject to repurchase	256,471	395,065
Options to purchase common stock	6,964,524	7,054,597
Warrants to purchase common stock	3,020,000	1,820,000

Total	10,240,995	9,269,662

Segment Information

In accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company is required to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company believes it operates as a single business segment.

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

Measurement and Recognition

In accordance with SFAS No. 141, Business Combinations, which superseded APB No. 16, Business Combinations, contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable. The Company records the additional consideration issued or issuable in connection with the relevant acquisition when a specified internal performance goal is met. For additional consideration paid in stock, the Company calculates the amount of additional consideration using the closing price of its common stock on the date the performance goal is satisfied.

Amount Allocated to Goodwill

In accordance with Emerging Issue Task Force (“EITF”) No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the portion of additional consideration not affected by employment termination is recorded as additional purchase price, as the consideration is unrelated to continuing employment with the Company. Such portion is allocated to goodwill. No contingent consideration was recorded during the three and six months ended June 30, 2007. As of June 30, 2007 there are approximately 253,000 shares subject to contingent consideration provisions from previous acquisitions that may be issued. The Company recorded $189 and $313 in additional contingent consideration in goodwill during the three and six months ended June 30, 2006 relating to earnout provisions for prior acquisitions as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
Common Stock Equivalents	2006	2006
Prospect Information Network acquired in February 2004	$—	$124
Giving Capital Network acquired in September 2004	189	189

Total	$189	$313

2.	Employee Benefit Plans

Stock-Based Compensation Expense

The following table presents details of stock-based compensation expense by functional line item based on the fair value provisions of SFAS 123(R) for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales and marketing	$377	$502	$581	$992
Product development and support	156	140	263	361
General and administrative	711	563	1,238	1,079

	$1,244	$1,205	$2,082	$2,432

With the adoption of SFAS 123(R) on January 1, 2006, the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company utilizes the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates. The Company uses an expected stock-price volatility assumption that is primarily based on historical realized volatility of the underlying stock during a period of time. The Company estimates expected term consistent with the simplified method identified in Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award.

The fair value of each option grant was estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following assumptions:

	Stock Options
For the six months ended June 30,	2007	2006
Risk-free interest rate	4.65% – 4.77%	4.55% – 5.10%
Expected term (years)	5.38 – 6 years	4.53 – 6 years
Expected volatility	70%	70% – 75%
Dividend yield	0%	0%

3.	Restructuring Program

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

In March 2007, the Company announced and began implementation of a restructuring program. The Company’s Board of Directors approved management’s plan, including the estimated amounts of the charges, on March 28, 2007. The restructuring program consists of a workforce reduction and realignment. The workforce reduction was implemented as a means to reduce ongoing operating expenses by restructuring the Company’s operations and reducing its workforce. The restructuring program has been completed as of June 30, 2007. The restructuring program consisted of the elimination of 16% of the workforce, the restructuring of the Company’s sales compensation plan, the elimination of certain lines of business and the abandonment of certain long-lived fixed assets. The total amount incurred for termination benefits was $1,157, which included $553 payable to certain directors as described below. The Company has recorded a charge of $1,157 during the six months ended June 30, 2007, for such termination benefits which are included in restructuring charges in the condensed consolidated statement of operations.

On May 2, 2007, following negotiations between an independent committee of the Board of Directors and the founders who continued to serve on the Board of Directors, the Company agreed to the principle economic terms of severance arrangements for Dr. Harry E. Gruber, former Chief Executive Officer of the Company, who will remain on the board of directors of the Company, and Dennis Berman, former Executive Vice President of the Company, who has left the board of directors in July 2007, consistent with terms outlined in principle before they resigned their positions, including the execution of mutual general releases of claims. The agreements with the founders were memorialized in written agreements dated May 18, 2007. At the election of the former executives, these severance liabilities may be settled in shares of common stock, notwithstanding the Company’s failure to achieve certain operational performance metrics. The severance arrangements with Dr. Gruber and Mr. Berman will have a total cost of approximately $553.

In connection with the restructuring program the Company identified certain intangible assets with a net carrying value of $1,439 as of December 31, 2006 which are associated with certain lines of business considered eliminated as of March 31, 2007. The excess amortization associated with the revision to useful lives recorded in the three months ended March 31, 2007 amounted to approximately $1,286 and is included in restructuring charges in the condensed consolidated statement of operations. These intangible assets were written-off as of March 31, 2007.

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

In connection with the restructuring program the Company disposed of certain product lines during the three months ended June 30, 2007, with such disposals resulting in a net gain of $214, which is included in restructuring charges in the condensed consolidated statement of operations.

The following table shows the activity related to the restructuring program for the six months ended June 30, 2007:

	Termination Benefits	Asset Impairments	Other	Total
Liability at December 31, 2006	$—	$—	$—	$—
Charged to expense	1,157	1,340	(214)	2,283
Non-cash charges	—	(1,340)	224	(1,116)
Cash payments	(676)	—	(10)	(686)

Liability at June 30, 2007	$481	$—	$—	$481

The liability at June 30, 2007 relates to termination benefits payable to certain former executive officers with payment thereof primarily contingent upon the achievement of certain operational performance metrics, as defined in the respective severance agreements, for two fiscal quarters. Upon achievement of the first quarter of those operational performance metrics, $224 will be paid. Upon achievement of the second quarter of those operational performance metrics, $223 will be paid. At the election of the former executives, these amounts may be settled in shares of common stock, notwithstanding the Company’s failure to achieve those operational performance metrics.

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

Although our revenue has increased on a year over year basis, we have experienced significant net losses and negative cash flows from operations in each fiscal period since inception, and as of June 30, 2007, we had an accumulated deficit of $139.2 million. Since inception, we have increased our revenue through a combination of factors, including (i) obtaining new customers, (ii) expanding existing customer relationships, (iii) acquiring complementary businesses, (iv) expanding the features of Kintera Sphere, (v) increasing the number and amount of donations we process that result in transaction-based fees and (vi) offering new and improved products and services.

Sources of Revenues

We generate the majority of our revenue from arrangements with nonprofit organizations related to their use of Kintera Sphere to manage their websites, special events and membership, organize individuals, advocate causes, perform wealth screening, raise major gifts, deliver services and programs and execute personalized marketing campaigns. We primarily enter into customer contracts for Kintera Sphere that are one year or more in duration. Our customers pay us upfront fees and monthly service fees for access to Kintera Sphere, and transaction-based fees tied to the donations and purchases we process. Revenue from upfront service fees are deferred and recognized ratably over the entire term of our contracts. Revenue from transaction processing fees are recognized as they are earned. Total online donations processed for the three and six months ended June 30, 2007 were approximately $113.7 million and $180.6 million, respectively, as compared to $87.4 million and $142.1 million, respectively, for the comparable periods of 2006. We also enter into service contracts and implementation contracts related to Kintera Sphere that are 12 months or longer in duration.

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

Cost of Revenue. Cost of revenue includes salaries, benefits and related expenses of operations and database support and implementation and support services, as well as data costs and amortization of software. Gross profit represents net revenue less the cost of revenue. Gross profit percentage is highly dependent on contract agreements, donation volume and overhead allocations. We do not believe that historical gross profit margins are a reliable indicator of future gross profit margins.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, stock-based compensation, benefits and related expenses of personnel engaged in selling, marketing and customer support functions, as well as public relations, advertising and promotional costs.

Product Development and Support Expenses. Product development and support expenses consist primarily of salaries, and related costs of employees engaged in engineering, development and quality assurance activities, stock-based compensation, subcontracting costs and facilities expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, stock-based compensation, depreciation, legal, audit and other professional fees, facilities and communication expenses and information technology expenditures.

Amortization of Purchased Intangibles Expense. Amortization of purchased intangibles expense (excluding amortization of software recorded in Cost of Revenue) consists of costs associated with the acquired intangibles such as contact list, customer files, etc. that are expensed using the straight-line method over the estimated useful lives of three to five years.

Restructuring Charges Expense. Restructuring charges expense consists of costs associated with the March 2007 restructuring program, including termination benefits, asset impairments and gains on disposal of product lines.

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to the allowance for doubtful accounts, goodwill, intangible assets, stock-based compensation income taxes, commitments and accrued liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting policies relating to the following areas to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	revenue recognition;

•	accounting for goodwill and other intangible assets;

•	accounting for software development costs;

•	accounting for stock-based compensation; and

•	accounting for restructuring charges

Results of Operations

Comparison of results for the three and six months ended June 30, 2007 and 2006.

The following table sets forth certain statement of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	24.7	30.1	26.0	30.3

Gross profit	75.3	69.9	74.0	69.7
Operating expenses:
Sales and marketing	42.6	58.7	47.1	64.2
Product development and support	11.9	20.5	13.8	24.5
General and administrative	40.5	59.1	46.1	61.7
Amortization of purchased intangibles	4.5	6.5	5.6	7.1
Restructuring charges	(1.3)	—	9.7	—

Total operating expenses	98.2	144.8	122.3	157.5

Loss from operations	(22.9)	(74.9)	(48.3)	(87.8)
Interest income, net	1.9	1.5	2.2	2.3

Loss before income taxes	(21.1)	(73.4)	(46.1)	(85.5)
Provision for income taxes	0.9	—	1.0	—

Net loss	(22.0)%	(73.4)%	(47.1)%	(85.5)%

Net Revenue, Cost of Revenue and Gross Profit

The following tables present net revenue, cost of revenue and gross profit for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
	(in thousands, except percentage)
Net revenue	$12,793	100.0%	$11,382	100.0%	$1,411	12.4%
Cost of revenue	3,163	24.7	3,429	30.1	(266)	(7.8)

Gross profit	$9,630	75.3%	$7,953	69.9%	$1,677	21.1%

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
	(in thousands, except percentage)
Net revenue	$23,514	100.0%	$21,295	100.0%	$2,219	10.4%
Cost of revenue	6,110	26.0	6,443	30.3	(333)	(5.2)

Gross profit	$17,404	74.0%	$14,852	69.7%	$2,552	17.2%

The following tables present the components of net revenue for three and six months ended June 30, 2007 and 2006. The following line items represent revenue related categories that are consistent with the way management classifies its revenues internally and may not be representative of the fair value of those categories as defined by AICPA Statement of Position No. 97-2 and Emerging Issues Task Force Issue No. 00-21.

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
	(in thousands, except percentage)
Service plan and maintenance	$4,742	37.1%	$4,565	40.1%	$177	3.9%
Transaction and usage	4,025	31.4	3,251	28.6	774	23.8
Data and support services	2,275	17.8	1,505	13.2	770	51.2
Implemantation	972	7.6	1,363	12.0	(391)	(28.7)
License and subscriptions	779	6.1	698	6.1	81	11.6

Net revenue	$12,793	100.0%	$11,382	100.0%	$1,411	12.4%

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
	(in thousands, except percentage)
Service plan and maintenance	$9,535	40.6%	$9,121	42.8%	$414	4.5%
Transaction and usage	6,709	28.5	5,346	25.1	1,363	25.5
Data and support services	4,317	18.4	2,815	13.2	1,502	53.4
Implemantation	1,987	8.4	2,670	12.6	(683)	(25.6)
License and subscriptions	966	4.1	1,343	6.3	(377)	(28.1)

Net revenue	$23,514	100.0%	$21,295	100.0%	$2,219	10.4%

Net Revenue. Our revenue is generated principally by fees paid by nonprofit organizations related to their use of our software and services. Net revenue is revenue less reductions for discount and provisions for allowances and credit card fees. The preceding tables present net revenue from each of our revenue streams and their respective contribution to the increase in net revenue for the three and six months ended June 30, 2007 and 2006, respectively. During the three months ended June 30, 2007, two customers accounted for 20% of net revenue, 9% of which relates to the completion of software delivery to one customer for which we have an ongoing relationship.

Service plan and maintenance revenue consists primarily of activation, hosting and use of our Kintera Sphere software as a service (“SaaS”) offering as well as software maintenance revenue for our Fundware software installations. Net revenue from service plan and maintenance amounted to $4.7 million for the three months ended June 30, 2007 and was consistent with the $4.6 million for the three months ended June 30, 2006. Net revenue from service plan and maintenance amounted to $9.5 million for the six months ended June 30, 2007 and was consistent with the $9.1 million for the six months ended June 30, 2006.

Transaction and usage revenue consists of the fees charged for processing of donations and other usage related services such as emails, faxes and other measurable activities. Net revenue from transactions and usage increased 23.8% to $4.0 million for the three months ended June 30, 2007 from $3.3 million for the three months ended June 30, 2006. Net revenue from transactions and usage increased 25.5% to $6.7 million for the six months ended June 30, 2007 from $5.3 million for the six months ended June 30, 2006. The increase was driven by an increase in donations processed and the average processing fee rate.

Data and support services revenue consists of delivery of wealth screening data services, professional services and consulting, and billable support services. Net revenue from data and support services increased 51.2% to $2.3 million for the three months ended June 30, 2007 from $1.5 million for the three months ended June 30, 2006. Net revenue from data and support services increased 53.4% to $4.3 million for the six months ended June 30, 2007 from $2.8 million for the six months ended June 30, 2006. The increase reflects the cumulative addition of amortizing revenue from agreements entered in prior periods into the data screening portfolio.

Implementation revenue consists primarily of revenue generated from the implementation services that are performed by our services personnel on behalf of customers. Depending on the nature of the contract, this revenue may have been deferred and amortized over the contract period or may be recognized upon delivery. Net revenue from implementations decreased 28.7% to $1.0 million for the three months ended June 30, 2007 from $1.4 million for the three months ended June 30, 2006. Net revenue from implementations decreased 25.6% to $2.0 million for the six months ended June 30, 2007 from $2.7 million for the six months ended June 30, 2006. This decrease was primarily due to decreases in the amount of implementation services considered delivered based on completion of projects.

License and subscription revenue consists primarily of packaged software sales and advertising and access to Masterplanner online content. Net revenue from licenses and subscriptions amounted to $0.8 million for the three months ended June 30, 2007 and was consistent with the $0.7 million for the three months ended June 30, 2006. Net revenue from licenses and subscriptions decreased 28.1% to $1.0 million for the six months ended June 30, 2007 from $1.3 million for the six months ended June 30, 2006. The year to date decrease was primarily due to a decline in Fundware software license sales and the elimination of Masterplanner advertising and subscriptions in 2007.

Cost of Revenue and Gross Profit. Cost of revenue decreased by 7.8% to $3.2 million for the three months ended June 30, 2007 from $3.4 million for the three months ended June 30, 2006. Cost of revenue decreased by 5.2% to $6.1 million for the six months ended June 30, 2007 from $6.4 million for the six months ended June 30, 2006. Gross margins for the three and six months ended June 30, 2007 were 75.3% and 74.0%, respectively, as compared with gross margins for the three and six months ended June 30, 2006, of 69.9% and 69.7%, respectively. The decrease in cost of revenue and increase in margins is reflective of the decrease in implementation revenue as professional services generally have a lower average margin.

Operating Expenses

The following tables present sales and marketing, product development and support, general and administrative, amortization of purchased intangibles and restructuring charge expenses for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
	(in thousands, except percentage)
Sales and marketing	$5,453	42.6%	$6,678	58.7%	$(1,225)	(18.3)%
Product development and support	1,519	11.9	2,329	20.5	(810)	(34.8)
General and administrative	5,180	40.5	6,729	59.1	(1,549)	(23.0)
Amortization of purchased intangibles	573	4.5	746	6.5	(173)	(23.2)
Restructuring charges	(162)	(1.3)	—	—	(162)	N/A

Total operating expenses	$12,563	98.2%	$16,482	144.8%	$(3,919)	(23.8)%

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
	(in thousands, except percentage)
Sales and marketing	$11,083	47.1%	$13,662	64.2%	$(2,579)	(18.9)%
Product development and support	3,251	13.8	5,225	24.5	(1,974)	(37.8)
General and administrative	10,845	46.1	13,142	61.7	(2,297)	(17.5)
Amortization of purchased intangibles	1,306	5.6	1,523	7.1	(217)	(14.2)
Restructuring charges	2,283	9.7	—	—	2,283	N/A

Total operating expenses	$28,768	122.3%	$33,552	157.5%	$(4,784)	(14.3)%

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2007 were $5.5 million or 42.6% of net revenue compared to $6.7 million or 58.7% of net revenue for the comparable period in 2006. The decrease of $1.2 million in selling and marketing expenses was primarily due to a decrease of $0.7 million in personnel related costs, a decrease of $0.2 million of advertising and marketing related expenses, a decrease of $0.2 million in travel and travel related expenses and a decrease of $0.1 million in stock-based compensation expense. The decrease in personnel related costs is not indicative of a decrease in the number of quota-carrying salespeople but rather is reflective of changes in sales incentive plans and the numbers of resources supporting the sales function.

Sales and marketing expenses for the six months ended June 30, 2007 were $11.1 million or 47.1% of net revenue compared to $13.7 million or 64.2% of net revenue for the comparable period in 2006. The decrease of $2.6 million in selling and marketing expenses was primarily due to a decrease of $1.1 million in personnel related costs, a decrease of $0.8 million of advertising and marketing related expenses, a decrease of $0.6 million in stock-based compensation expense and a decrease of $0.4 million in travel and travel related expenses, offset in part by an increase of $0.1 million in consulting and legal fees and an increase of $0.1 million in facilities and communications expenses. The decrease in personnel related costs is not indicative of a decrease in the number of quota-carrying salespeople but rather is reflective of changes in sales incentive plans and the numbers of resources supporting the sales function.

Product Development and Support Expenses. Product development and support expenses for the three months ended June 30, 2007 were $1.5 million or 11.9% of net revenue compared to $2.3 million or 20.5% of net revenue for the comparable period in 2006. The decrease of $0.8 million resulted primarily from a decrease of $0.9 million in personnel related costs and a decrease of $0.1 million in professional services, offset in part by an increase of $0.2 million in internal software development expenses related to a reduction in the capitalization of software development expense. The reduction in personnel related costs was due to a reduction in the numbers of resources supporting the product development and support function, which included a reduction in consultants.

Product development and support expenses for the six months ended June 30, 2007 were $3.3 million or 13.8% of net revenue compared to $5.2 million or 24.5% of net revenue for the comparable period in 2006. The decrease of $2.0 million resulted primarily from a decrease of $1.4 million in personnel related costs, a decrease of $0.3 million in internal software development expenses related to an increase in the capitalization of software development expense, a decrease of $0.1 million in professional services and a decrease of $0.1 million in stock-based compensation expense. The reduction in personnel related costs was due to a reduction in the numbers of resources supporting the product development and support function, which included a reduction in consultants.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2007 were $5.2 million or 40.5% of net revenue compared to $6.7 million or 59.1% of net revenue for the comparable period in 2006. The decrease of $1.5 million resulted primarily from a decrease of $0.9 million in facilities and communication expenses, a decrease of $0.4 million in personnel related costs and a decrease of $0.3 million in professional services, offset in part by an increase of $0.1 million in stock-based compensation.

General and administrative expenses for the six months ended June 30, 2007 were $10.8 million or 46.1% of net revenue compared to $13.1 million or 61.7% of net revenue for the comparable period in 2006. The decrease of $2.3 million resulted primarily from a decrease of $1.4 million in facilities and communications expenses, a decrease of $0.7 million in professional services and a decrease of $0.5 million in personnel related costs, offset in part by an increase of $0.2 million in stock-based compensation and an increase in legal fees of $0.2 million. The increase in legal fees was directly related to the restructuring program implemented in the first quarter of 2007.

Restructuring charges. Restructuring charges for the three and six months ended June 30, 2007 were $(0.2) million or (1.3)% of net revenue and $2.3 million or 9.7% of net revenue, respectively. There were no restructuring charges in the comparable period in 2006.

In March 2007, we announced and began implementation of a restructuring program. The restructuring program consists of a workforce reduction and realignment. The workforce reduction was implemented as a means to reduce ongoing operating expenses by restructuring our operations and reducing our workforce. The restructuring program has been completed as of June 30, 2007. The restructuring program consisted of the elimination of approximately 16% of our workforce, the restructuring of our sales compensation plan, the elimination of certain lines of business and the abandonment of certain long-lived fixed assets. Restructuring charges for the six months ended June 30, 2007 consist of $1.2 million for termination benefits, inclusive of the $553,000 payable to directors as described below, $1.3 million in excess amortization associated with revisions to the useful lives of intangibles associated with eliminated lines of business and $0.1 million in excess depreciation associated with revisions to the useful lives of abandoned fixed assets.

On May 2, 2007, following negotiations between an independent committee of the Board of Directors and the founders who continue to serve on the Board of Directors, the Company agreed to the principle economic terms of severance arrangements for Dr. Harry E. Gruber, former Chief Executive Officer of the Company, who will remain on our board of directors, and Dennis Berman, former Executive Vice President of the Company who left the board of directors in July 2007, consistent with terms outlined in principle before they resigned their positions, including the execution of mutual general releases of claims. The agreements with the founders were memorialized in written agreements dated May 18, 2007. The severance arrangements with Dr. Gruber and Mr. Berman had a total cost of approximately $553,000.

In connection with the restructuring program we disposed of certain product lines during the three months ended June 30, 2007, with such disposals resulting in a net gain of $214,000.

Stock-Based Compensation Expense

The following table presents details of stock-based compensation expense that is included in certain functional line items above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Sales and marketing	$377	$502	$581	$992
Product development and support	156	140	263	361
General and administrative	711	563	1,238	1,079

	$1,244	$1,205	$2,082	$2,432

Stock-based compensation expense amounted to $1.2 million for the three months ended June 30, 2007 and was consistent with the $1.2 million of stock-based compensation expense for the three months ended June 30, 2006. The consistency year over year is related to an increase in stock-based compensation expense associated with options granted to the chief executive officer and chief financial officer and was offset by a decrease in stock-based compensation expense associated with the full vesting and associated cessation of expense recognition for certain options granted prior to our initial public offering in December 2003.

Stock-based compensation expense decreased by 14.4% to $2.1 million for the six months ended June 30, 2007 from $2.4 million for the six months ended June 30, 2006. The decrease in stock-based compensation expense is reflective of the full vesting and associated cessation of expense recognition for certain options granted prior to our initial public offering in December 2003.

The total compensation cost related to nonvested awards not yet recognized amounted to $2.4 million at June 30, 2007 and will be recognized over a weighted-average period of 1.34 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

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

Working Capital and Cash and Marketable Securities. The following table presents working capital (current assets minus current liabilities) and cash and cash equivalents and marketable securities.

	June 30, 2007	March 31, 2007	December 31, 2006
	(in thousands)
Working capital	$(2,891)	$(2,119)	$2,839

Cash and cash equivalents	$946	$5,556	$11,548
Marketable securities	11,090	9,216	7,384

	$12,036	$14,772	$18,932

Cash Flows

Operating Activities

Our net cash used in operating activities was $5.6 million for the six months ended June 30, 2007, resulting primarily from the $11.1 million net loss for the period and net working capital outflows of $0.3 million, offset by net non-cash charges of $5.8 million.

Our net cash used in operating activities was $13.6 million for the six months ended June 30, 2006, resulting primarily from the $18.2 million net loss for the period and net working capital outflows of $1.0 million, which were offset by net non-cash charges of $5.6 million.

At June 30, 2007, we had net accounts receivable of $5.9 million compared to $6.3 million at December 31, 2006. Accounts receivable at June 30, 2007 and December 31, 2006 represented approximately 50 and 56 days of revenue, respectively. Terms with individual customers vary greatly; however, we typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volumes and due to quarterly variations in donations processed and timing of implementation of services and receipts from large customers and the timing of contract payments.

Investing Activities

Net cash used in investing activities was $4.8 million for the six months ended June 30, 2007. This was primarily the result of the purchase of $8.8 million of marketable securities, purchases of $0.6 million of property and equipment and additions of $0.5 million to software development costs, offset by the sale of $5.1 million of marketable securities.

Net cash provided by investing activities was $10.1 million for the six months ended June 30, 2006. This was primarily the result of the sale of $14.5 million of marketable securities and a decrease of $0.1 million in other assets, offset by the purchase of $3.7 million of marketable securities, additions of $0.6 million to software development costs and purchases of $0.2 million of property and equipment.

Financing Activities

Net cash used in financing activities was $0.2 million for the six months ended June 30, 2007. This primarily resulted from payments under a financing arrangement and capital lease of $0.3 million, net of proceeds from the issuance of common stock under employee stock option and employee stock purchase plans of $0.1 million.

Net cash used in financing activities was $0.1 million for the six months ended June 30, 2006. This primarily resulted from payments under a financing arrangement and capital lease of $0.4 million, net of proceeds from the issuance of common stock under employee stock option and employee stock purchase plans of $0.3 million.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on June 30, 2007. The evaluation took into consideration the various changes in controls and remediation measures that the Company had made prior to June 30, 2007 to address material weaknesses in internal controls over financial reporting that were identified and reported in the Form 10-K filed for the period ended December 31, 2006. The evaluation also took into consideration the material weaknesses in internal control regarding revenue recognition that still existed as of June 30, 2007 that were identified by management during the course of preparing the Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because our controls and procedures were not adequately designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management believes that the new and existing internal controls related to revenue recognition must continue to be improved and operate effectively for a sufficient period of time to validate a conclusion that such controls are effective. As of June 30, 2007, management did not believe these criteria have been satisfied and that continued remediation efforts are necessary.

Changes in Internal Control over Financial Reporting

Revenue Recognition Process

Our efforts during 2007 to remediate the deficiencies in our revenue recognition process include the following:

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

•

We hired a full-time employee to fill the position of Director of Accounting who has previous revenue recognition experience. We hired a finance professional to fill the newly created position of Revenue Manager. This position will assist in the administration, continuing evaluation, and execution of our revenue related activities.

•

Existing revenue recognition processes and controls were reviewed during the second quarter and improvements in processes and updated and improved controls were identified. These improvements began to be implemented during the quarter. Actions were taken to improve processing and controls over recording of customer contracts, contract setup for revenue recognition, improve processes and controls relative to revenue recognition decisions, and improved review of revenue results.

•	Revenue recognition training was performed with revenue team members, key members of management and sales people to educate those involved with contracts, revenue recognition and sales.

•	The improvements in processes and controls were incorporated into an updated revenue recognition policy which will be incorporated into our testing of internal controls.

We expect to complete the remediation of the material weaknesses on revenue recognition by September 30, 2007 and will complete our testing of revised controls concurrent with management’s review of our year ended December 31, 2007 financial results. We believe that the cost of remediation will be incurred as part of our normal controls management framework and will not materially impact our financial results.

Other than the items noted above, we have made no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that would materially affect, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have experienced operating and net losses in each fiscal quarter since our inception, and as of June 30, 2007, we had an accumulated deficit of $139.2 million. We incurred net losses of $2.8 million and $11.1 million for the three and six months ended June 30, 2007 and net losses of $8.4 million and $18.2 million for the three and six months ended June 30, 2006. We will need to increase revenue and reduce operating expenses to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We may also fail to accurately estimate our operating expenses, and if our operating expenses exceed our expectations, our financial performance will be adversely affected.

Our operating results have fluctuated and may fluctuate significantly, and these fluctuations may cause our stock price to fall.

Our operating results have varied significantly in the past and will likely vary in the future as the result of fluctuations in our revenue and operating expenses. For example, our revenue increased to $12.8 million and $23.5 million for the three and six months ended June 30, 2007, from $11.4 million and $21.3 million for the three and six months ended June 30, 2006 while our net loss decreased to $2.8 million and $11.1 million for the three and six months ended June 30, 2007, from $8.4 million and $18.2 million for the three and six months ended June 30, 2006. Although we have reviewed and implemented plans to help reduce our overall operating expenses and will continue to do so, operating expenses may increase in the future to the extent that we expand our selling and marketing activities and hire additional personnel. Our revenue in any period depends substantially on monthly service fees, on the number and size of donations that we process in that period for customer sponsored fundraising events and on the sale and licensing of our software products. In addition, the number and size of transactions we process tends to be seasonal, with the first calendar quarter representing the seasonal low for non-profit fundraising. As a result, it is possible that in some future periods, our revenue may not meet our expectations or, due to our increased expense levels, our results of operations may be below the expectations of current or potential investors. If this occurs, the price of our common stock may decline.

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

We have primarily sold our Kintera Sphere solution to nonprofit organizations in the health and human services, religion and education sectors, in part because they rely on special events for fundraising. Based on our experience, we believe that many nonprofit organizations in all nonprofit sectors are still unaware of the additional benefits that can be achieved through the entire suite of applications available in Kintera Sphere. We intend to commit significant resources to promote awareness of Kintera Sphere, but we cannot assure you that we will be successful in this effort. Developing and maintaining awareness of Kintera Sphere is important to our success. If we fail to successfully promote Kintera Sphere, our financial condition could suffer.

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

Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments, such as a system failure or unanticipated events in the case of data integration, may result in a compromise or breach of the technology we use to protect sensitive transaction data. If any such compromise of our security were to occur, it could result in misappropriation of our proprietary information or interruptions in our operations and have an adverse impact on our reputation. We may have to spend significant money and time protecting against such security breaches or alleviating problems caused by such breaches. If we are unable to detect and prevent unauthorized use of credit cards and bank account numbers or protect confidential donor data, our business may suffer.

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

If nonprofit organizations believe Kintera Sphere to be unreliable, they will be unlikely to use Kintera Sphere which will harm our revenue and profits. Our systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, electronic virus or worm attacks and similar events. They also could be subject to break-ins, sabotage and intentional acts of vandalism or failure in the course of data integration. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities could result in interruptions in our services or loss of data. Our business interruption insurance may not be sufficient to compensate us for losses that may occur. Interruptions in our service could harm our reputation and reduce our revenue and profits.

We intend to migrate our entire data center from its existing location to a new location in the third quarter of 2007. The transition may cause service interruptions or loss of data that could harm our customer relations and require us to expend significant resources to remediate and repair resulting damages.

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

Our ability to generate increased revenue depends in part upon the ability and willingness of our strategic partners to increase awareness of our solution to their customers and provide implementation services. If our strategic partners fail to increase awareness of our solution or to assist us in getting access to decision-makers, then we may need to increase our marketing expenses, change our marketing strategy or enter into marketing relationships with different parties, any of which could impair our ability to generate increased revenue.

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

In the past year we have experienced a significant transition in our executive management team, in connection with the resignations of Dr. Harry E. Gruber, Dr. Allen Gruber and Dennis Berman from their positions as executive officers, the promotion of Richard LaBarbera to President and Chief Executive Officer and the recent hiring of Scott Crowder as Chief Technology Officer. We have also experienced a high rate of employee turnover at all levels. Our newly-hired employees have not worked with our new executive management team and finance personnel for a significant length of time, and we cannot assure you that these management transitions will not result in some disruption of our business. If our new executive management team and finance department are unable to work together effectively to implement our strategies, manage our operations and accomplish our objectives, our business, operations and financial results could be severely impaired.

Because competition for highly qualified sales and software development personnel is intense, we may not be able to attract and retain the employees we need to support our planned growth.

To successfully meet our objectives, we must continue to attract and retain highly qualified sales and software development personnel with specialized skill sets focused on the nonprofit industry. In addition, we have experienced a high level of employee turnover, and have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for our business. Competition for qualified sales and software development personnel can be intense. Because the sale of online fund raising solutions is still relatively new, the pool of qualified personnel with experience working with or selling to nonprofit organizations is limited and there is a shortage of sales personnel with the experience we need. Our recent restructuring and workforce reduction may also make it more difficult to attract and retain qualified personnel. Our ability to meet our sales objectives will depend in part on our ability to recruit, train and retain top quality people with advanced skills who understand sales to nonprofit organizations. In addition, it takes time for our new sales personnel to become productive, particularly with respect to obtaining major customer accounts. In many cases, newly hired sales personnel are unable to develop their skills rapidly enough, which results in a relatively high turnover rate and a corresponding increased need to make continual new hires. If we are unable to hire or retain qualified sales and software development personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity slower than anticipated, it would be more difficult for us to sell our solution, and we may experience a shortfall in revenue and not achieve our planned growth.

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

In the past, we have competed with these companies by focusing on and committing significant resources to promote awareness of Kintera Sphere to nonprofit organizations in the health and human services sector, and by developing features to better meet the needs of our customers. However, many of the companies we compete with may have greater financial, technical and marketing resources, generate greater revenue and have better name recognition than we do. These competitive pressures could cause our revenue and market share to decline.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and establish our Kintera Sphere brand.

Our success and ability to compete depend in part on our internally developed technology and software applications. We rely on patent, trademark, copyright and trade secret laws and restrictions in the United States and other jurisdictions, together with contractual restrictions on our employees, strategic partners and customers, to protect our proprietary rights. Any of our trademarks may be challenged by others or invalidated through administrative process or litigation. As of June 30, 2007, we have four issued patents and 16 pending patent applications in the United States and one pending international patent application. We may not be successful in obtaining these patents, and we may be unable to obtain additional patent protection in the future. In addition, any issued patents may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our solution is available. As a result, we cannot assure you that our means of protecting our proprietary rights will be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our revenue and prospects for growth.

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

As described in Item 9A of our Annual Report on Form 10-K/A and Item 4 of this Report, we identified a material weakness in our internal control over financial reporting in connection with the audit of our financial statements for the year ended December 31, 2006. We believe that new and existing internal controls related to revenue recognition need to be developed and be improved and operate effectively for a sufficient period of time to validate a conclusion that such controls are effective. As a result, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2007. We have implemented, and continue to implement, actions to address these weaknesses and to enhance the reliability and effectiveness of our internal controls and operations; however, we cannot assure you that the measures we have taken to date or any future measures will remediate the material weaknesses discussed in this Report.

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

Our directors and persons related to our directors own, in the aggregate, approximately 29.6% of our outstanding common stock as of June 4, 2007. As a result, these persons, acting together, have the ability to exercise significant influence over the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us. This concentration of ownership may harm the market price of our common stock by, among other things:

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

On August 1, 2007, we entered into an Executive Employment Agreement with Richard LaBarbera, our President and Chief Executive Officer, pursuant to which, among other things, Mr. LaBarbera will receive an annual base salary of $330,000 and will be eligible for an annual performance-based bonus of up to seventy percent of his base salary based on the achievement of certain goals and objectives established by us. In addition, if Mr. LaBarbera is terminated without cause, he will be eligible to receive continued payment of his annual base salary and health care coverage, as in effect on the date of such termination, for twelve months. If within the period two months prior to and two years following a change in control Mr. LaBarbera resigns for good reason or is terminated without cause, Mr. LaBarbera will be eligible to receive (i) in a lump sum within fifteen business days after the date of termination, an amount equal to the sum of his base salary in effect at the time of termination and the maximum annual bonus for which he is eligible at the time of termination, (ii) health care coverage as in effect on the date of termination for twelve months and (iii) immediately vesting of one hundred percent (100%) of all restricted stock, unvested stock options and other equity based compensation awards held by him as of the date of such termination. In addition, subject to certain conditions set forth in the Executive Employment Agreement, Mr. LaBarbera will continue to be reimbursed for certain documented costs and expenses incurred directly in connection with his maintenance of a residence in San Diego and, as applicable, certain relocation costs and expenses.

On July 19, 2007, the Compensation Committee approved an increase in Alex Fitzpatrick’s annual base salary to $230,000, effective as of May 2, 2007, and an increase in the maximum bonus payable to Mr. Fitzpatrick to fifty percent (50%) of his annual base salary. In addition, on July 30, 2007, the Compensation Committee approved the grant of options to purchase 50,000 shares of our common stock to Mr. Fitzpatrick, effective as of August 1, 2007. The stock options were granted under our Amended and Restated 2003 Equity Incentive Plan. Options to purchase 50,000 shares vest over a four year period, with 12,500 shares vesting twelve months following the grant date and the remaining 37,500 shares vesting ratably thereafter on a monthly basis.

Item 6.	Exhibits

Exhibit Number	Description of Document
3.2 (1)	Amended and Restated Certificate of Incorporation of the Registrant

3.4 (1)	Amended and Restated Bylaws of the Registrant

3.5 (2)	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock of Kintera, Inc.

4.1 (3)	Specimen Common Stock Certificate

4.2 (2)	Rights Agreement, dated as of January 25, 2006, between the Registration and U.S. Stock Transfer Corp.

10.1	Release of All Claims Agreement, dated May 17, 2007, by and between Kintera, Inc. and Harry Gruber

10.2	Release of All Claims Agreement, dated May 18, 2007, by and between Kintera, Inc. and Dennis Berman

10.3	Executive Employment Agreement, dated August 1, 2007, by and between Kintera, Inc. and Richard LaBarbera

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-109169) dated November 4, 2003.

(2)	Filed on Current Report on Form 8-K on January 25, 2006.

(3)	Filed with Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-109169) dated December 10, 2003.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINTERA, INC.

By:	/s/ RICHARD DAVIDSON
Richard Davidson
Chief Financial Officer

Date: August 9, 2007