Form 10-Q
period 2007-09-30
KINTERA INC
filed 2007-11-07
CIK 1117119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of October 31, 2007 there were 40,333,993 shares of the registrant’s common stock outstanding.

KINTERA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KINTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$3,242	$11,548
Marketable securities	8,509	7,384
Restricted cash	11,776	15,381
Accounts receivable, net of allowance for doubtful accounts of $392 and $915 at September 30, 2007 and December 31, 2006	5,025	6,346
Prepaid expenses and other current assets	1,115	709
Deferred costs	845	581

Total current assets	30,512	41,949

Property and equipment, net	1,603	1,818
Software development costs, net	1,793	1,703
Other assets	60	83
Intangible assets, net	4,487	7,651
Goodwill	12,017	12,017

Total assets	$50,472	$65,221

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$2,386	$2,349
Accrued expenses	1,158	1,390
Accrued employee benefits and severance	2,247	2,242
Donations payable	11,776	15,381
Short-term notes payable and current portion of capital lease obligation	252	—
Deferred revenue	15,637	17,748

Total current liabilities	33,456	39,110
Deferred rent and other	782	509
Deferred tax liability	319	—

Total liabilities	34,557	39,619

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value, authorized 60,000 shares authorized, 40,257 and 40,098 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	40	40
Additional paid-in capital	156,702	153,642
Accumulated other comprehensive (loss) income	(3)	12
Accumulated deficit	(140,824)	(128,092)

Total stockholders’ equity	15,915	25,602

Total liabilities and stockholders’ equity	$50,472	$65,221

See accompanying notes to unaudited condensed consolidated financial statements.

KINTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue	$11,937	$10,094	$35,451	$31,389
Cost of revenue	3,745	4,653	12,217	14,216

Gross profit	8,192	5,441	23,234	17,173

Operating expenses:
Sales and marketing	4,191	6,195	15,315	20,080
Product development and support	1,698	2,245	4,949	7,470
General and administrative	3,548	4,625	11,990	14,388
Amortization of purchased intangibles	572	736	1,878	2,259
Restructuring charges	—	—	2,283	—

Total operating expenses	10,009	13,801	36,415	44,197

Operating loss	(1,817)	(8,360)	(13,181)	(27,024)
Interest income and other, net	260	213	786	704

Loss before income taxes	(1,557)	(8,147)	(12,395)	(26,320)
Provision for income taxes	104	74	337	110

Net loss	$(1,661)	$(8,221)	$(12,732)	$(26,430)

Loss per common share - basic and diluted	$(0.04)	$(0.23)	$(0.32)	$(0.75)

Weighted average common shares outstanding	39,996	35,615	39,906	35,617

See accompanying notes to unaudited condensed consolidated financial statements.

KINTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(12,732)	$(26,430)
Adjustments to reconcile loss to net cash used in operating activities:
Bad debt expense	(405)	(185)
Depreciation	1,019	1,509
Amortization of software development costs	792	722
Amortization of intangible assets	1,878	2,259
Amortization of premium (accretion of discount) on securities	(22)	27
Forgiveness of employee notes	11	72
Deferred income taxes	319	—
Non-cash restructuring charges	1,116	—
Impairment of software development costs	18	439
Stock-based compensation	2,809	3,599
Loss on disposal of property and equipment	154	19
Changes in assets and liabilities:
Accounts receivable	1,700	(1,647)
Prepaid expenses and other current assets	89	883
Deferred costs	(264)	(396)
Accounts payable and accrued expenses	(195)	(1,313)
Accrued employee benefits and severance	5	123
Donations payable to customers	(3,605)	(3,225)
Restricted cash	3,605	3,225
Deferred revenue	(1,858)	4,649
Deferred rent	105	(52)

Cash used in operating activities	(5,461)	(15,722)

INVESTING ACTIVITIES
Purchases of marketable securities	(9,316)	(4,995)
Sales and maturities of marketable securities	8,198	17,499
Purchases of property and equipment	(680)	(214)
Additions to software development costs	(903)	(701)
Other assets	23	159

Cash (used in) provided by investing activities	(2,678)	11,748

FINANCING ACTIVITIES
Payments under financing arrangement and capital lease	(418)	(580)
Proceeds from issuance of common stock under employee stock option and purchase plans	251	250

Cash used in financing activities	(167)	(330)

Net decrease in cash and cash equivalents	(8,306)	(4,304)
Cash and cash equivalents, beginning of period	11,548	8,324

Cash and cash equivalents, end of period	$3,242	$4,020

Supplemental disclosure of cash flow information:
Cash paid for taxes	$18	$110

Cash paid for interest	$20	$19

Supplemental disclosure for non-cash investing and financing activities:
Value of shares released from escrow in connection with contingent consideration	$—	$313
Unrealized gain (loss) on investments	$(15)	$71
Purchase of equipment under capital lease	$332	$—

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation, as a result of internal corporate restructuring and modifications to the way management runs the business. Amounts from operating expenses generally related to data and support services revenue in the amounts of $1,661 and $4,781 for the three and nine months ended September 30, 2006, respectively, were reclassified to cost of revenue. Amounts from general and administrative related to income taxes in the amounts of $74 and $110 for the three and nine months ended September 30, 2006, respectively, were reclassified to provision for income taxes.

The following table presents the impact of these reclassifications on the Company’s previously reported condensed consolidated statements of operations for the three months ended March 31 and June 30, 2007.

	Three months ended March 31, 2007			Three months ended June 30, 2007
	As Reported	Reclass	As Reclassified	As Reported	Reclass	As Reclassified
Net revenues	$10,721		$10,721	$12,793		$12,793
Cost of Revenue	2,947	1,189	4,136	3,163	1,173	4,336

Gross profit	7,774	(1,189)	6,585	9,630	(1,173)	8,457

Operating expenses:
Sales and marketing	5,630	(10)	5,620	5,453	51	5,504
Product development and support	1,732		1,732	1,519		1,519
General and administrative	5,665	(1,179)	4,486	5,180	(1,224)	3,956
Amortization of purchased intangibles	733		733	573		573
Restructuring charges	2,445		2,445	(162)		(162)

Total operating expenses	16,205	(1,189)	15,016	12,563	(1,173)	11,390

Operating loss	(8,431)	—	(8,431)	(2,933)	—	(2,933)
Interest income (expense) and other, net	286		286	240		240

Loss before income taxes	(8,145)	—	(8,145)	(2,693)	—	(2,693)
Provision for income taxes	118		118	115		115

Net loss	$(8,263)	$—	$(8,263)	$(2,808)	$—	$(2,808)

Loss per common share - basic and diluted	$(0.21)	$—	$(0.21)	$(0.07)	$—	$(0.07)

Weighted average common shares outstanding	39,839	39,839	39,839	39,881	39,881	39,881

The following table presents the impact of these reclassifications on the Company’s previously reported condensed consolidated statements of operations for the three months ended March 31, June 30 and September 30, 2006.

	Three months ended March 31, 2006			Three months ended June 30, 2006			Three months ended September 30, 2006
	As Reported	Reclass	As Reclassified	As Reported	Reclass	As Reclassified	As Reported	Reclass	As Reclassified
Net revenues	$9,913		$9,913	$11,382		$11,382	$10,094		$10,094
Cost of Revenue	3,014	1,270	4,284	3,429	1,850	5,279	2,992	1,661	4,653

Gross profit	6,899	(1,270)	5,629	7,953	(1,850)	6,103	7,102	(1,661)	5,441

Operating expenses:
Sales and marketing	6,984	142	7,126	6,678	81	6,759	6,233	(38)	6,195
Product development and support	2,896		2,896	2,329		2,329	2,245		2,245

General and administrative	6,413	(1,448)	4,965	6,729	(1,931)	4,798	6,322	(1,697)	4,625
Amortization of purchased intangibles	777		777	746		746	736		736

Total operating expenses	17,070	(1,306)	15,764	16,482	(1,850)	14,632	15,536	(1,735)	13,801

Operating loss	(10,171)	36	(10,135)	(8,529)	—	(8,529)	(8,434)	74	(8,360)
Interest income (expense) and other, net	316		316	175		175	213		213

Loss before income taxes	(9,855)	36	(9,819)	(8,354)	—	(8,354)	(8,221)	74	(8,147)

Provision for income taxes		36	36			—		74	74
Net loss	$(9,855)	$—	$(9,855)	$(8,354)	$—	$(8,354)	$(8,221)	$—	$(8,221)

Loss per common share - basic and diluted	$(0.29)	$—	$(0.29)	$(0.23)	$—	$(0.23)	$(0.23)	$—	$(0.23)

Weighted average common shares outstanding	35,494	35,494	35,494	35,723	35,723	35,723	35,615	35,615	35,615

The following table presents the impact of these reclassifications on the Company’s previously reported condensed consolidated statements of operations for the twelve months ended December 31, 2006.

	Twelve months ended December 31, 2006
	As Reported	Reclass	As Reclassified
Net revenues	$41,103		$41,103
Cost of Revenue	12,102	6,292	18,394

Gross profit	29,001	(6,292)	22,709

Operating expenses:
Sales and marketing	25,183	267	25,450
Product development and support	9,340		9,340
General and administrative	25,477	(6,559)	18,918
Amortization of purchased intangibles	2,996		2,996

Total operating expenses	62,996	(6,292)	56,704

Operating loss	(33,995)	—	(33,995)
Interest income (expense) and other, net	925		925

Loss before income taxes	(33,070)	—	(33,070)
Provision for income taxes	53		53

Net loss	$(33,123)	$—	$(33,123)

Loss per common share - basic and diluted	$(0.93)	$—	$(0.93)

Weighted average common shares outstanding	35,798	35,798	35,798

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

The following table summarizes the total amount of software costs capitalized and impaired for internal use software during the three and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Internal Use Software—SOP 98-1
Capitalized costs	$231	$67	$657	$701
Impairment losses	$—	$—	$18	$439

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

The following table summarizes the total amount of software costs capitalized for marketed software during the three and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Marketed Software—SFAS 86
Capitalized costs	$146	$—	$246	$—

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in stockholders’ equity. The Company’s other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale securities. The components of comprehensive income (loss) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss	$(1,661)	$(8,221)	$(12,732)	$(26,430)
Other comprehensive income (loss)
Change in unrealized gain (loss) on securities	8	42	(15)	71

Total comprehensive loss	$(1,653)	$(8,179)	$(12,747)	$(26,359)

Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”), basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Potentially dilutive securities are not considered in the calculation of net loss per common share, as their inclusion would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(1,661)	$(8,221)	$(12,732)	$(26,430)

Denominator—Basic and Diluted:
Weighted average common shares	40,244,791	36,231,563	40,164,132	36,315,100

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Less: Weighted average shares subject to repurchase	(249,039)	(616,911)	(258,281)	(698,092)

Denominator	39,995,752	35,614,652	39,905,851	35,617,008

Basic and Diluted net loss per share	$(0.04)	$(0.23)	$(0.32)	$(0.75)

The following table summarizes potential common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive:

	Nine Months Ended September 30,
Common Stock Equivalents	2007	2006
Common stock subject to repurchase	242,394	391,834
Options to purchase common stock	6,879,563	6,448,616
Warrants to purchase common stock	3,020,000	1,820,000

Total	10,141,957	8,660,450

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

Amount Allocated to Goodwill

In accordance with Emerging Issue Task Force (“EITF”) No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the portion of additional consideration not affected by employment termination is recorded as additional purchase price, as the consideration is unrelated to continuing employment with the Company. Such portion is allocated to goodwill. No contingent consideration was recorded during the three and nine months ended September 30, 2007. As of September 30, 2007 there are approximately 242,000 shares subject to contingent consideration provisions from previous acquisitions that may be issued. The Company recorded $0 and $313 in additional contingent consideration in goodwill during the three and nine months ended September 30, 2006 relating to earnout provisions for prior acquisitions as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
Common Stock Equivalents	2006	2006
Prospect Information Network acquired in February 2004	$—	$124
Giving Capital Network acquired in September 2004	—	189

Total	$—	$313

On October 9, 2007, 56,000 of the 242,000 shares subject to contingent consideration were released. The contingent consideration is measured based on revenues recognized in accordance with Generally Accepted Accounting Principles. Although the contingency was not fulfilled using the Company’s current revenue recognition methodologies, during the third quarter of 2007 the Company concluded that if the contingency was applied using the historical licensed software methodologies of Prospect Information Network that these shares would have been released as defined by the contingent consideration agreement. As such, the Company recorded stock-based compensation expense of $101 during the three and nine months ended September 30, 2007.

2.	Employee Benefit Plans

Stock-Based Compensation Expense

The following table presents details of stock-based compensation expense by functional line item based on the fair value provisions of SFAS 123(R) for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenue	$59	$88	$256	$347
Sales and marketing	185	289	618	1,093
Product development and support	88	156	351	517
General and administrative	395	634	1,584	1,642

	$727	$1,167	$2,809	$3,599

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

The fair value of each option grant was estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following assumptions:

	Stock Options
For the nine months ended September 30,	2007	2006
Risk-free interest rate	4.56% – 4.77%	4.55% – 5.10%
Expected term (years)	5.38 – 6 years	4.53 – 6 years
Expected volatility	70%	70% – 75%
Dividend yield	0%	0%

3.	Restructuring Program

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

In March 2007, the Company announced and began implementation of a restructuring program. The Company’s Board of Directors approved management’s plan, including the estimated amounts of the charges, on March 28, 2007. The workforce reduction was implemented as a means to reduce ongoing operating expenses by restructuring the Company’s operations and reducing its workforce. The restructuring program was completed as of June 30, 2007. The restructuring program consisted of the elimination of 16% of the workforce, the restructuring of the Company’s sales compensation plan, the elimination of certain lines of business and the abandonment of certain long-lived fixed assets. The total amount incurred for termination benefits was $1,157, which included $553 payable to certain former executive officers as described below. The Company has recorded $0 and $1,157 during the three and nine months ended September 30, 2007, for such termination benefits which are included in restructuring charges in the condensed consolidated statement of operations.

In May 2007, the Company agreed to the terms of severance arrangements for Dr. Harry E. Gruber, former Chief Executive Officer of the Company, who will remain on the board of directors of the Company, and Dennis Berman, former Executive Vice President of the Company, who has left the board of directors in July 2007. At the election of the former executives, these severance liabilities may be settled in shares of common stock, notwithstanding the Company’s failure to achieve certain operational performance metrics. The severance arrangements with Dr. Gruber and Mr. Berman will have a total cost of approximately $553.

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

The following table shows the activity related to the restructuring program for the nine months ended September 30, 2007:

	Termination Benefits	Asset Impairments	Other	Total
Liability at December 31, 2006	$—	$—	$—	$—
Charged to expense	1,157	1,340	(214)	2,283
Non-cash charges	—	(1,340)	224	(1,116)
Cash payments	(685)	—	(10)	(695)

Liability at September 30, 2007	$472	$—	$—	$472

The liability at September 30, 2007 relates to termination benefits payable to certain former executive officers with payment thereof primarily contingent upon the achievement of certain operational performance metrics, as defined in the respective severance agreements, for two fiscal quarters. Those operational performance metrics were achieved during the three months ended September 30, 2007 and termination benefits of $210 will be paid on November 30, 2007. Upon achievement of the second quarter of those operational performance metrics, an additional $210 will be paid. At the election of the former executives, these amounts may be settled in shares of common stock, notwithstanding the Company’s failure to achieve those operational performance metrics.

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

Overview

We are a leading provider of donor management, engagement and accounting solutions that enable nonprofit organizations (NPOs) to leverage the Internet to increase donations, reduce fundraising costs, improve operations and build awareness and affinity for their causes by bringing employees, volunteers and donors together in online, interactive communities. Our flagship product, Kintera Sphere, is managed as a single system and offered to NPOs as a service accessed with a web browser. NPOs pay Kintera service fees for access to Kintera Sphere and transaction-based fees tied to the donations and purchases.

As of September 30, 2007 we had approximately 4,700 active customers. The average term for agreements with new customers for the nine months ended September 30, 2007 was 14 months. Since inception, we have increased our revenue through a combination of factors, including (i) obtaining new customers, (ii) expanding existing customer relationships, (iii) acquiring complementary businesses, (iv) expanding the features of Kintera Sphere, (v) increasing the number and amount of donations we process that result in transaction-based fees and (vi) offering new and improved products and services.

Sources of Revenues

We generate the majority of our revenue from arrangements with nonprofit organizations related to their use of Kintera Sphere to manage their websites, special events and membership, organize individuals, advocate causes, perform wealth screening, raise major gifts, deliver services and programs and execute personalized marketing campaigns. We primarily enter into customer contracts for Kintera Sphere that are one year or more in duration. Our customers pay us upfront fees and monthly service fees for access to Kintera Sphere, and transaction-based fees tied to the donations and purchases we process. Revenue from upfront service fees are deferred and recognized ratably over the entire term of our contracts. Revenue from transaction processing fees are recognized as they are earned. Total online donations processed for the three and nine months ended September 30, 2007 were approximately $100.7 million and $281.3 million, respectively, as compared to $82.3 million and $224.4 million, respectively, for the comparable periods of 2006. We also enter into service contracts and implementation contracts related to Kintera Sphere that are 12 months or longer in duration.

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

Employees

As of September 30, 2007 we had 303 employees. While this number grew from 287 employees as of June 30, 2007, it largely represents re-investments in sales as well as the conversion of temporary labor to drive cost savings. As of October 31, 2007 our total employee number was 290. Of the total employees as of September 30, 2007, there were 69 in cost of revenue, 136 in sales and marketing, 63 in product development and support and 35 in general and administrative.

Results of Operations

Comparison of results for the three and nine months ended September 30, 2007 and 2006.

The following table sets forth certain statement of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	31.4	46.1	34.5	45.3

Gross profit	68.6	53.9	65.5	54.7
Operating expenses:
Sales and marketing	35.1	61.4	43.2	64.0
Product development and support	14.2	22.2	14.0	23.8
General and administrative	29.7	45.8	33.8	45.8
Amortization of purchased intangibles	4.8	7.3	5.3	7.2
Restructuring charges	—	—	6.4	—

Total operating expenses	83.8	136.7	102.7	140.8

Loss from operations	(15.2)	(82.8)	(37.2)	(86.1)
Interest income, net	2.2	2.1	2.2	2.2

Loss before income taxes	(13.0)	(80.7)	(35.0)	(83.9)
Provision for income taxes	0.9	0.7	0.9	0.3

Net loss	(13.9)%	(81.4)%	(35.9)%	(84.2)%

Net Revenue, Cost of Revenue and Gross Profit

The following tables present net revenue, cost of revenue and gross profit for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Increase (Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentage)
Net revenue	$11,937	100.0%	$10,094	100.0%	$1,843	18.3%
Cost of revenue	3,745	31.4	4,653	46.1	(908)	(19.5)

Gross profit	$8,192	68.6%	$5,441	53.9%	$2,751	50.6%

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006		Increase (Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentage)
Net revenue	$35,451	100.0%	$31,389	100.0%	$4,062	12.9%
Cost of revenue	12,217	34.5	14,216	45.3	(1,999)	(14.1)

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006		Increase (Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentage)
Gross profit	$23,234	65.5%	$17,173	54.7%	$6,061	35.3%

The following tables present the components of net revenue for three and nine months ended September 30, 2007 and 2006. The following line items represent revenue related categories that are consistent with the way management classifies its revenues internally and may not be representative of the fair value of those categories as defined by AICPA Statement of Position No. 97-2 and Emerging Issues Task Force Issue No. 00-21.

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Increase (Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentage)
Service plan and maintenance	$4,648	38.9%	$4,345	43.1%	$303	7.0%
Transaction and usage	3,324	27.9	2,434	24.1	890	36.6
Data and support services	1,879	15.7	1,849	18.3	30	1.6
Implementation	1,907	16.0	1,031	10.2	876	85.0
License and subscriptions	179	1.5	435	4.3	(256)	(58.9)

Net revenue	$11,937	100.0%	$10,094	100.0%	$1,843	18.3%

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006		Increase (Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentage)
Service plan and maintenance	$14,183	40.0%	$13,402	42.7%	$781	5.8%
Transaction and usage	10,033	28.3	7,780	24.8	2,253	29.0
Data and support services	6,220	17.6	4,664	14.9	1,556	33.4
Implementation	3,870	10.9	3,701	11.8	169	4.6
License and subscriptions	1,145	3.2	1,842	5.8	(697)	(37.8)

Net revenue	$35,451	100.0%	$31,389	100.0%	$4,062	12.9%

Net Revenue. Our revenue is generated principally by fees paid by nonprofit organizations related to their use of our software and services. Net revenue is revenue less reductions for discount and provisions for allowances and credit card fees. The preceding tables present net revenue from each of our revenue streams and their respective contribution to the increase in net revenue for the three and Nine months ended September 30, 2007 and 2006, respectively. During the three months ended September 30, 2007, sales to one customer accounted for 8% of net revenue.

Service plan and maintenance revenue consists primarily of activation, hosting and use of our Kintera Sphere software as a service (“SaaS”) offering as well as software maintenance revenue for our Fundware software installations. Net revenue from service plan and maintenance amounted to $4.6 million for the three months ended September 30, 2007, which was a 7% increase from the $4.3 million for the three months ended September 30, 2006. Net revenue from service plan and maintenance amounted to $14.2 million for the nine months ended September 30, 2007, which was a 6% increase from the $13.4 million for the nine months ended September 30, 2006.

Transaction and usage revenue consists of the fees charged for processing of donations and other usage related services such as emails, faxes and other measurable activities. Net revenue from transactions and usage increased 36.6% to $3.3 million for the three months ended September 30, 2007 from $2.4 million for the three months ended September 30, 2006. Net revenue from transactions and usage increased 29% to $10 million for the nine months ended September 30, 2007 from $7.8 million for the nine months ended September 30, 2006. The increase was driven by an increase in donations processed and the average processing fee rate.

Data and support services revenue consists of delivery of wealth screening data services, professional services and consulting, and billable support services. Net revenue from data and support services amounted to $1.9 million for the three months ended September 30, 2007 and was consistent with the $1.8 million for the three months ended September 30, 2006. Net revenue from data and support services increased 33.4% to $6.2 million for the nine months ended September 30, 2007 from $4.7 million for the nine months ended September 30, 2006. The increase reflects the cumulative addition of amortizing revenue from agreements entered in prior periods into the data screening portfolio.

Implementation revenue consists primarily of revenue generated from the implementation services that are performed by our services personnel on behalf of customers. Depending on the nature of the contract, this revenue may have been deferred and amortized over the contract period or may be recognized upon delivery. Net revenue from implementations increased 85% to $1.9 million for the three months ended September 30, 2007 from $1 million for the three months ended September 30, 2006. Net revenue from implementations amounted to $3.9 million for the nine months ended September 30, 2007, which was a 5% increase from $3.7 million for the nine months ended September 30, 2006. This increase was primarily due to one large customer for which we had a significant delivery of service.

License and subscription revenue consists primarily of packaged software sales and advertising and access to Masterplanner online content. Net revenue from licenses and subscriptions decreased 59% to $0.2 million for the three months ended September 30, 2007 from $0.4 million for the three months ended September 30, 2006. Net revenue from licenses and subscriptions decreased 38% to $1.1 million for the nine months ended September 30, 2007 from $1.8 million for the nine months ended September 30, 2006. The decrease was primarily due to a decline in Fundware software license sales and the elimination of Masterplanner advertising and subscriptions in 2007.

Cost of Revenue and Gross Profit. Cost of revenue decreased by 19.5% to $3.7 million for the three months ended September 30, 2007 from $4.7 million for the three months ended September 30, 2006. Cost of revenue decreased by 14% to $12.2 million for the nine months ended September 30, 2007 from $14.2 million for the nine months ended September 30, 2006. Gross margins for the three and nine months ended September 30, 2007 were 68.6% and 65.5%, respectively, as compared with gross margins for the three and nine months ended September 30, 2006, of 53.9% and 54.7%, respectively. The decrease in cost of revenue and increase in margins was driven by a focus on operational efficiencies an restructuring of our support organization to reduce our cost of revenue.

Operating Expenses

The following tables present sales and marketing, product development and support, general and administrative, amortization of purchased intangibles and restructuring charge expenses for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Increase (Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentage)
Sales and marketing	$4,191	35.1%	$6,195	61.4%	$(2,004)	(32.4)%
Product development and support	1,698	14.2	2,245	22.2	(547)	(24.4)
General and administrative	3,548	29.7	4,625	45.8	(1,077)	(23.3)
Amortization of purchased intangibles	572	4.8	736	7.3	(164)	(22.3)

Total operating expenses	$10,009	83.8%	$13,801	136.7%	$(3,792)	(27.5)%

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006		Increase (Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentage)
Sales and marketing	$15,315	43.2%	$20,080	64.0%	$(4,765)	(23.7)%
Product development and support	4,949	14.0	7,470	23.8	(2,521)	(33.7)
General and administrative	11,990	33.8	14,388	45.8	(2,398)	(16.7)
Amortization of purchased intangibles	1,878	5.3	2,259	7.2	(381)	(16.9)
Restructuring charges	2,283	6.4	—	—	2,283	N/A

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006		Increase (Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentage)
Total operating expenses	$36,415	102.7%	$44,197	140.8%	$(7,782)	(17.6)%

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2007 were $4.2 million or 35.1% of net revenue compared to $6.2 million or 61.4% of net revenue for the comparable period in 2006. The decrease of $2 million in selling and marketing expenses was primarily due to a decrease of $1.4 million in personnel related costs, a decrease of $0.2 million of advertising and marketing related expenses, a decrease of $0.2 million consulting and legal fees and a decrease of $0.1 million in stock-based compensation expense. The decrease in personnel related costs is not indicative of a decrease in the number of quota-carrying salespeople but rather is reflective of changes in sales incentive plans and the numbers of resources supporting the sales function.

Sales and marketing expenses for the nine months ended September 30, 2007 were $15.3 million or 43.2% of net revenue compared to $20.1 million or 64% of net revenue for the comparable period in 2006. The decrease of $4.8 million in selling and marketing expenses was primarily due to a decrease of $2.8 million in personnel related costs, a decrease of $0.9 million of advertising and marketing related expenses, a decrease of $0.7 million in stock-based compensation expense, a decrease of $0.4 million in travel and travel related expenses and a decrease of $0.1 million in consulting and legal fees, offset in part by an increase of $0.1 million in facilities and communications expenses. The decrease in personnel related costs is not indicative of a decrease in the number of quota-carrying salespeople but rather is reflective of changes in sales incentive plans and the numbers of resources supporting the sales function.

Product Development and Support Expenses. Product development and support expenses for the three months ended September 30, 2007 were $1.7 million or 14.2% of net revenue compared to $2.2 million or 22.2% of net revenue for the comparable period in 2006. The decrease of $0.5 million resulted primarily from a decrease of $0.4 million in personnel related costs and a decrease of $0.1 million in internal software development expenses related to an increase in the capitalization of software development expense. The reduction in personnel related costs was due to a reduction in the numbers of resources supporting the product development and support function, which included a reduction in consultants.

Product development and support expenses for the nine months ended September 30, 2007 were $4.9 million or 14% of net revenue compared to $7.5 million or 23.8% of net revenue for the comparable period in 2006. The decrease of $2.5 million resulted primarily from a decrease of $1.8 million in personnel related costs, a decrease of $0.4 million in internal software development expenses related to an increase in the capitalization of software development expense, a decrease of $0.1 million in professional services and a decrease of $0.1 million in stock-based compensation expense. The reduction in personnel related costs was due to a reduction in the numbers of resources supporting the product development and support function, which included a reduction in consultants.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2007 were $3.5 million or 29.7% of net revenue compared to $4.6 million or 45.8% of net revenue for the comparable period in 2006. The decrease of $1.1 million resulted primarily from a decrease of $0.3 million of depreciation expense, a decrease of $0.2 million in stock-based compensation expense, a decrease of $0.2 million in professional services, a decrease of $0.2 million in bad debt expense, a decrease of $0.1 million in facilities and communication expenses and a decrease of $0.1 million in personnel related costs.

General and administrative expenses for the nine months ended September 30, 2007 were $12 million or 33.8% of net revenue compared to $14.4 million or 45.8% of net revenue for the comparable period in 2006. The decrease of $2.4 million resulted primarily from a decrease of $0.8 million in facilities and communications expenses, a decrease of $0.8 million in professional services, a decrease of $0.5 million in depreciation, a decrease of $0.2 million in bad debt expense and a decrease of $0.2 million in personnel related costs, offset in part by a $0.2 million loss on the disposal of assets.

Restructuring charges. Restructuring charges for the three and nine months ended September 30, 2007 was $0 and $2.3 million or 0% and 6.4% of net revenue, respectively. There were no restructuring charges in the comparable period in 2006.

In March 2007, we announced and began implementation of a restructuring program. The workforce reduction was implemented as a means to reduce ongoing operating expenses by restructuring our operations and reducing our workforce. The restructuring program was completed as of June 30, 2007. The restructuring program consisted of the elimination of approximately 16% of our workforce, the restructuring of our sales compensation plan, the elimination of certain lines of business and the abandonment of certain long-lived fixed assets. Restructuring charges for the nine months ended

September 30, 2007 consisted of $1.2 million for termination benefits, inclusive of the $553,000 payable to directors as described below, $1.3 million in excess amortization associated with revisions to the useful lives of intangibles associated with eliminated lines of business and $0.1 million in excess depreciation associated with revisions to the useful lives of abandoned fixed assets.

In May 2007, the Company agreed to the terms of severance arrangements for Dr. Harry E. Gruber, former Chief Executive Officer of the Company, who will remain on our board of directors, and Dennis Berman, former Executive Vice President of the Company who left the board of directors in July 2007, consistent with terms outlined in principle before they resigned their positions, including the execution of mutual general releases of claims. The severance arrangements with Dr. Gruber and Mr. Berman had a total cost of approximately $553,000.

In connection with the restructuring program we disposed of certain product lines during the nine months ended September 30, 2007, with such disposals resulting in a net gain of $214,000.

Stock-Based Compensation Expense

The following table presents details of stock-based compensation expense that is included in certain functional line items above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenue	$59	$88	$256	$347
Sales and marketing	185	289	618	1,093
Product development and support	88	156	351	517
General and administrative	395	634	1,584	1,642

	$727	$1,167	$2,809	$3,599

Stock-based compensation expense decreased 38% to $727 million for the three months ended September 30, 2007 from $1,167 million of stock-based compensation expense for the three months ended September 30, 2006. The decrease in stock-based compensation expense is reflective of the full vesting and associated cessation of expense recognition for certain options granted prior to our initial public offering in December 2003.

Stock-based compensation expense decreased by 22% to $2.8 million for the nine months ended September 30, 2007 from $3.6 million for the nine months ended September 30, 2006. The decrease in stock-based compensation expense is reflective of the full vesting and associated cessation of expense recognition for certain options granted prior to our initial public offering in December 2003.

The total compensation cost related to nonvested awards not yet recognized amounted to $2.2 million at September 30, 2007 and will be recognized over a weighted-average period of 1.35 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

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

	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006
	(in thousands)
Working capital and marketing	$(2,944)	$(2,891)	$(2,119)	$2,839

Cash and cash equivalents	$3,242	$946	$5,556	$11,548
Marketable securities	8,509	11,090	9,216	7,384

	$11,751	$12,036	$14,772	$18,932

Cash Flows

Operating Activities

Our net cash used in operating activities was $5.5 million for the nine months ended September 30, 2007, resulting primarily from the $12.7 million net loss for the period and net working capital outflows of $0.4 million, which were offset by net non-cash charges of $7.7 million.

Our net cash used in operating activities was $15.7 million for the nine months ended September 30, 2006, resulting primarily from the $26.4 million net loss for the period, offset by net non-cash charges of $8.5 million and net working capital inflows of $2.2 million.

At September 30, 2007, we had net accounts receivable of $5 million compared to $6.3 million at December 31, 2006. Accounts receivable at September 30, 2007 and December 31, 2006 represented approximately 41 and 56 days of revenue, respectively. Terms with individual customers vary greatly; however, we typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volumes and due to quarterly variations in donations processed and timing of implementation of services and receipts from large customers and the timing of contract payments.

Investing Activities

Net cash used in investing activities was $2.7 million for the nine months ended September 30, 2007. This was primarily the result of the purchase of $9.3 million of marketable securities, additions of $0.9 million to software development costs, and purchases of $0.7 million of property and equipment, offset by the sale of $8.2 million of marketable securities.

Net cash provided by investing activities was $11.7 million for the nine months ended September 30, 2006. This was primarily the result of the sale of $17.5 million of marketable securities and a decrease of $0.2 million in other assets, offset by the purchase of $5 million of marketable securities, additions of $0.7 million to software development costs and purchases of $0.2 million of property and equipment.

Financing Activities

Net cash used in financing activities was $0.2 million for the nine months ended September 30, 2007. This primarily resulted from payments under a financing arrangement and capital lease of $0.4 million, net of proceeds from the issuance of common stock under employee stock option and employee stock purchase plans of $0.3 million.

Net cash used in financing activities was $0.3 million for the nine months ended September 30, 2006. This primarily resulted from payments under a financing arrangement and capital lease of $0.6 million, net of proceeds from the issuance of common stock under employee stock option and employee stock purchase plans of $0.3 million.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on September 30, 2007. The evaluation took into consideration the various changes in controls and remediation measures that the Company had made prior to September 30, 2007 to address material weaknesses in internal controls over financial reporting that were identified and reported in the Form 10-K filed for the period ended December 31, 2006. The evaluation also took into consideration the material weaknesses in internal control regarding revenue recognition that still existed as of September 30, 2007 that were identified by management during the course of preparing the Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because our controls and procedures were not adequately designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of July 1, 2007, we implemented a revised revenue recognition control structure designed to remediate material weakness in our revenue recognition process. This revised control structure was operational throughout the three months ended September 30, 2007. We will continue to test our revised revenue control structure for effectiveness through the end of fiscal 2007, and we expect that this material weakness will be fully remediated by December 31, 2007.

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

•

Existing revenue recognition processes and controls were reviewed during the second quarter and improvements in processes and updated and improved controls were identified Based on these identified improvements, a revised revenue recognition control system was designed with implementation targeted to be complete at the beginning of the third quarter. Actions were taken to improve processing and controls over recording of customer contracts, contract setup for revenue recognition, improve processes and controls relative to revenue recognition decisions, and improved review of revenue results.

•	Revenue recognition training was performed with revenue team members, key members of management and sales people to educate those involved with contracts, revenue recognition and sales.

•	The improvements in processes and controls were incorporated into an updated revenue recognition policy which will be incorporated into our testing of internal controls.

Other than the items noted above, we have made no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that would materially affect, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have experienced operating and net losses in each fiscal quarter since our inception, and as of September 30, 2007, we had an accumulated deficit of $141 million. We incurred net losses of $1.7 million and $12.7 million for the three and nine months ended September 30, 2007 and net losses of $8.2 million and $26.4 million for the three and nine months ended September 30, 2006. We will need to increase revenue and reduce operating expenses to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We may also fail to accurately estimate our operating expenses, and if our operating expenses exceed our expectations, our financial performance will be adversely affected.

Our operating results have fluctuated and may fluctuate significantly, and these fluctuations may cause our stock price to fall.

Our operating results have varied significantly in the past and will likely vary in the future as the result of fluctuations in our revenue and operating expenses. For example, our revenue increased to $11.9 million and $35.5 million for the three and nine months ended September 30, 2007, from $10.1 million and $31.4 million for the three and nine months ended September 30, 2006 while our net loss decreased to $1.7 million and $12.7 million for the three and nine months ended September 30, 2007, from $8.2 million and $26.4 million for the three and nine months ended September 30, 2006. Although we have reviewed and implemented plans to help reduce our overall operating expenses and will continue to do so, operating expenses may increase in the future to the extent that we expand our selling and marketing activities and hire additional personnel. Our revenue in any period depends substantially on monthly service fees, on the number and size of donations that we process in that period for customer sponsored fundraising events and on the sale and licensing of our software products.

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

Since commencing operations in 2000, we have experienced significant growth, and we anticipate that expansion will continue to be required to address potential market opportunities. There can be no assurance that our infrastructure will be sufficiently scalable to manage our experienced growth and any future projected growth. For example, our anticipated growth will result in a significant increase in the volume of transactions handled by our payment processing system. If we are unable to sufficiently enhance and improve this system to handle this increased volume, our operating results and growth may suffer. There also can be no assurance that if we continue to expand our operations, management will be effective in expanding our physical facilities or that our systems, procedures or controls will be adequate to support such expansion. In addition, we will need to provide additional sales and support services if we achieve our anticipated growth with respect to the sale and implementation of Kintera Sphere. In March 2007, we announced and began implementation of a restructuring program, including a workforce reduction, as a means to reduce ongoing operating expenses. The restructuring program consisted of the elimination of approximately 16% of our workforce, the restructuring of our sales compensation plan, the elimination of certain lines of business and the abandonment of certain long-lived fixed assets. The restructuring program was completed as of June 30, 2007. Thus, we will be required to service the anticipated growth in sales and support services with a reduced workforce. Failure to properly manage an increase in customer demands could result in a material adverse effect on customer satisfaction, our ability to perform on new contracts and on our operating results.

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

Our success and ability to compete depend in part on our internally developed technology and software applications. We rely on patent, trademark, copyright and trade secret laws and restrictions in the United States and other jurisdictions, together with contractual restrictions on our employees, strategic partners and customers, to protect our proprietary rights. Any of our trademarks may be challenged by others or invalidated through administrative process or litigation. As of September 30, 2007, we have four issued patents and 13 pending patent applications in the United States. We may not be successful in obtaining these patents, and we may be unable to obtain additional patent protection in the future. In addition, any issued patents may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our solution is available. As a result, we cannot assure you that our means of protecting our proprietary rights will be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our revenue and prospects for growth.

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

As described in Item 9A of our Annual Report on Form 10-K/A and Item 4 of this Report, we identified a material weakness in our internal control over financial reporting in connection with the audit of our financial statements for the year ended December 31, 2006. We believe that new and existing internal controls related to revenue recognition need to be developed and be improved and operate effectively for a sufficient period of time to validate a conclusion that such controls are effective. As a result, we have concluded that our disclosure controls and procedures were not effective as of

September 30, 2007. We have implemented, and continue to implement, actions to address these weaknesses and to enhance the reliability and effectiveness of our internal controls and operations; however, we cannot assure you that the measures we have taken to date or any future measures will remediate the material weaknesses discussed in this Report.

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

Our founders, Harry Gruber, Allen Gruber, Dennis Berman and entities affiliated with them, own, in the aggregate, approximately 26.4% of our outstanding common stock as of September 30, 2007. As a result, these persons, acting together, have the ability to exercise significant influence over the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us. This concentration of ownership may harm the market price of our common stock by, among other things:

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

At the Company’s Annual Meeting of Stockholders held on July 19, 2007, the following individuals, both members of the Board of Directors were re-elected as Class I directors: Alfred R. Berkeley III, Philip Heasley and Mitchell Tuchman. For each elected director, the results of the voting were:

	Affirmative Votes	Votes Withheld
Alfred R. Berkeley III	32,774,463	148,166
Philip Heasley	31,050,808	1,871,821
Mitchell Tuchman	32,775,963	146,666

Our stockholders also voted to ratify Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. The results of the voting on this proposal were:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes
32,898,374	22,255	2,000	0

Item 5.	Other Information.

On October 4, 2007, we entered into an Executive Employment Agreement with Alexander A. Fitzpatrick, our Senior Vice President, General Counsel and Secretary. If Mr. Fitzpatrick is terminated without cause, he will be eligible to receive continued payment of his annual base salary and health care coverage, as in effect on the date of such termination, for six months. If within the period two months prior to and two years following a change in control Mr. Fitzpatrick resigns for good reason or is terminated without cause, Mr. Fitzpatrick will be eligible to receive (i) in a lump sum within fifteen business days after the date of termination, an amount equal to the sum of fifty percent of his base salary in effect at the time of termination and fifty percent of the maximum annual bonus for which he is eligible at the time of termination, (ii) health care coverage as in effect on the date of termination for six months and (iii) immediately vesting of one hundred percent (100%) of all restricted stock, unvested stock options and other equity based compensation awards held by him as of the date of such termination.

Item 6.	Exhibits

Exhibit Number	Description of Document
3.2 (1)	Amended and Restated Certificate of Incorporation of the Registrant

3.4 (2)	Amended and Restated Bylaws of the Registrant

3.5 (3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock of Kintera, Inc.

4.1 (4)	Specimen Common Stock Certificate

4.2 (3)	Rights Agreement, dated as of January 25, 2006, between the Registration and U.S. Stock Transfer Corp.

10.1	Change in Control and Severance Agreement, dated October 4, 2007, by and between Kintera, Inc. and Alexander A. Fitzpatrick

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-109169) dated November 4, 2003.
(2)	Filed on Current Report on Form 8-K on November 5, 2007.
(3)	Filed on Current Report on Form 8-K on January 25, 2006.
(4)	Filed with Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-109169) dated December 10, 2003.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINTERA, INC.

By:	/s/ RICHARD DAVIDSON
Richard Davidson
Chief Financial Officer

Date: November 7, 2007