Form 10-K
period 2007-12-31
KINTERA INC
filed 2008-03-18
CIK 1117119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

9605 Scranton Rd. Ste. 200

San Diego, CA 92121

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (858) 795-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	Nasdaq Global Market

Rights to Purchase Shares of Series A Preferred Stock	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b2).    Yes ☐    No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 29, 2007 as reported on the NASDAQ Global Market was $72,907,748. This number excludes shares of common stock held by executive officers and directors. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

As of February 29, 2008, there were 40,396,605 shares of the registrant’s common stock outstanding.

KINTERA INC.

Form 10-K

For the Fiscal Year Ended December 31, 2007

TRADEMARKS AND TRADE NAMES

Kintera, the Kintera logo, Kintera Sphere, Friends Asking Friends, Kintera Thon, Fundware, Kintera Connect and P!N are our trademarks, trade names or service marks. Each trademark, trade name or service mark of another company appearing in this Annual Report belongs to its holder, and does not belong to us.

CAUTIONARY STATEMENT

This Annual Report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development of new products, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

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

PART I

Item 1. Business

Overview

We are a leading provider of software as a service to help organizations quickly and easily reach more people, raise more money and run more efficiently. Based on the nonprofit sector’s evolving market needs, we offer a comprehensive software platform, with functionality such as donor management, accounting and e-communications, and an open application integration platform that enables organizations to create best of breed solutions to meet their unique needs. Many of the more than two million U.S. nonprofit organizations registered with the Internal Revenue Service use Internet software tools to enhance their fundraising and communication efforts. According to the ePhilanthropy Foundation, online giving in the U.S. has continued to rise from $250 million in 2000 to more than $6.87 billion in 2007. We were incorporated in Delaware on February 8, 2000, and we changed our name to Kintera, Inc. on July 31, 2000.

Business Model

In the evolving and increasingly competitive nonprofit landscape, organizations confront many challenges including:

•	Growing revenue while facing rapidly expanding competition for existing donors;

•	Capturing large donation growth with limited cost;

•	Managing information and analysis for growing constituent record base; and

•	Integrating systems and processes to effectively use data organization-wide;

To address these challenges in the nonprofit sector, we provide our flagship “software as a service” (SaaS) technology platform, Kintera Sphere, which is accessed via Web browser and developed specifically for the needs of nonprofits. Our unified platform offers comprehensive functionality for nonprofits to manage

e-marketing, communications, programs, services and online fundraising from a single system. Kintera Sphere enables volunteers, members, donors and staff to share real-time data and information to foster a sense of community and achieve common goals.

Our Kintera Sphere technology platform is comprised of three key elements:

•

Our engagement marketing functionality, which enables organizations to engage constituents and donors using capabilities such as Web sites, e-mail, advocacy and events to communicate, fundraise and build online interactive communities;

•	Our Web-based donor management and CRM system, which enables nonprofits to better manage, develop and track relationships and information regarding donors, members, prospects and volunteers; and

•	Our fund accounting solution, which helps relieve nonprofits of the complexities of financial management.

In addition, we offer wealth profiling and screening services, which enable organizations to easily find, profile, monitor and rank the wealth in their constituent databases. These services are available both via our technology platform, as well as on a standalone basis.

Delivered via the Internet, our SaaS technology platform enables nonprofits to benefit from the technology and cost advantages associated with a shared, multi-tenant environment. By subscribing to our software as a service, clients do not need to make large and potentially risky upfront investments in software, additional hardware, extensive implementation services and additional IT staff. Our clients benefit from reduced time to deploy, lower cost of ownership, reliable cost forecasting, and security and reliability.

We believe that Kintera Sphere enables nonprofits of all sizes to leverage the Internet to improve fundraising and communication efforts. Our platform offers the flexibility for nonprofits to only use the applications they need while providing the opportunity to use additional applications as their business needs change and grow. Data is collected and stored in one unified database, available in applications currently used by the client as well as those the client may use in the future. All product applications can be easily activated and accessible online to the customer with a simple, Web-based interface.

Our clients pay upfront and periodic service fees to access our technology platform. Client contracts are typically one or two years in duration, although some may span three or more years. Clients only pay for applications they use, enabling organizations to expand their use of Kintera products at any time in the future. In addition to our Kintera Sphere technology platform, we provide transaction processing services for the fundraising clients using our platform. These clients also pay transaction-based fees tied to the donations and purchases we process. A typical client contract includes selection of products purchased, as well as additional purchased services, such as transaction processing, training, customer support and implementation services.

We believe that our technology platform and services are integral to the operational success of our nearly 3,900 active customers. Since our inception, more than $1 billion has been raised online using Kintera Sphere and more than $5 billion has been raised online and offline combined. We continue to better meet the business and technology needs of nonprofits with the availability of Kintera Connect, our open application integration platform, launched in 2007. Kintera Connect offers nonprofits the ability to choose applications from both enterprise and nonprofit providers that integrate with our technology platform to best meet their organizational needs. The resulting application integrations are more time-efficient and cost-effective for nonprofits than traditional multi-vendor approaches.

Revenue from upfront service fees is recognized over the period during which the services are performed. We recognize transaction processing fee revenue as it is earned. Total online donations processed for 2007 was $402.3 million, compared to $316.8 million in 2006. In addition, Fundware consulting service revenue is recognized when the services have been delivered, and software license revenue is recognized when the license is delivered. Sphere consulting is deferred until the services are delivered and amortized over the remaining life of the agreement.

In order to provide our customers with superior service and support, we incur costs including personnel-related expenses for operations, database, implementation and support services, as well as data costs and amortization of software. We also incur costs relating to customer acquisition, including personnel-related expenses for our sales, marketing and customer support functions, as well as public relations, advertising and promotional costs.

Our Strategy

Our mission is to provide technology and services for nonprofits to quickly and easily reach more people, raise more money and run more effectively. We accomplish this by offering technology that maximizes the value of constituent records for our client organizations through the following strategic initiatives:

•	Unite online and offline constituent activity in one central platform

Traditionally, nonprofits have maintained multiple databases for offline activities, such as direct mail and telemarketing, and online activities, such as Web sites and e-mail. This has resulted in both duplicate and incomplete constituent records, failing to offer nonprofits a comprehensive, holistic view of constituents. By providing one unified technology platform designed for both online and offline activity, we offer nonprofits a centralized database to collect, store, analyze and ultimately, use data about constituents. As a result, nonprofits have a more complete understanding of a constituent’s relationship with the organization and can use data received from one initiative, such as a Web site, to achieve better results for another initiative.

We believe that providing a comprehensive view of constituents – combining both online and offline involvement – helps maximize the value of constituent records, resulting in increased revenue for our clients.

•	Provide actionable knowledge of constituents’ capacity and propensity to give

In addition to providing a comprehensive view of constituents using internally gathered information, such as data collected via a Web site or an event registration, we also offer clients the opportunity to better understand constituents through external resources.

Nonprofits struggle to identify the best prospects for their fundraising initiatives. It is estimated that the top five percent of an organization’s donors, members and volunteers will likely make up over 80 percent of its total giving. As the pool of constituents and potential prospects rises, nonprofits need an effective way to both gather and mine the right data to find the most qualified individuals.

Our wealth screening solution, Kintera P!N, provides nonprofits with comprehensive and accurate constituent wealth information, along with the tools and services to turn the data into the actionable knowledge needed for fundraising success.

We believe that providing actionable knowledge of a constituent’s capacity, affinity and propensity to give helps maximize the value of that constituent record, resulting in a greater number of donations for our clients. We experienced a 27% year-over-year increase in donations processed, from $316.8 million in 2006 to $402.3 million in 2007.

•	Enable nonprofits to cost-effectively communicate with constituents in a personalized, meaningful way

As the fundraising landscape becomes increasingly competitive, nonprofits are challenged to gain mindshare and capture donations, when constituents often receive multiple solicitations on a monthly, if not weekly basis. We provide nonprofits with the technology and services to help them reach the right constituent with the right message at the right time.

Kintera Sphere enables nonprofits to segment their constituent database by interests and other variables, sending customized communications to constituents based on their preferences. In addition, the cost-effectiveness of our e-communication solutions allows nonprofits to strengthen relationships with constituents using vehicles such as educational articles, success stories and advocacy campaigns without necessitating a fundraising solicitation with each initiative. As a result, organizations develop better relationships with constituents who become more connected and ultimately, more inclined to give.

We believe that providing technology to deliver compelling, personalized communication enables nonprofits to engage and involve more constituents leading to an increased number of contact records in an organization’s database. We also believe that understanding the interests and preferences of constituents – and then delivering targeted content based on this information – helps maximize the value of constituent records.

•	Enable nonprofits to expand constituent database by leveraging existing networks and contacts

Tapping into a nonprofit organization’s existing constituent database can be one of the quickest, easiest and most cost-effective ways to expand its reach to new potential contacts, volunteers, members and donors. We were the first software provider in the nonprofit sector to offer “friends asking friends” or “tell-a-friend” capabilities to help organizations leverage the power of the Internet within their existing database.

Our Friends Asking Friends Kintera Thon application empowers a nonprofit’s event participants to become fundraisers and recruiters on its behalf, which facilitates exponential growth in donations and participation levels. In addition, Kintera Sphere features other opportunities for an organization’s constituents to contact and engage friends, family and colleagues, such as advocacy campaigns, e-newsletter subscriptions, Web site registration, and e-commerce.

We believe that providing the technology for nonprofits to leverage their existing database to expand their reach and contact list helps maximize the value of those existing constituent records.

•	Offer nonprofits the power to choose the solutions that best meet their unique needs via an open platform

Each nonprofit maintains different operational functions and priorities; as a result, the “one size fits all” solutions prevalent in the nonprofit software sector do not typically meet the unique technology and business needs of nonprofits.

To meet the nonprofit market demand for open platforms and choice, we believe that we are the first software provider in our industry to offer nonprofits an open application platform. Our open platform, Kintera Connect, is home to a set of standardized tools that give nonprofit organizations the ability to:

•	Integrate our donor management solutions with external systems;

•	Customize its database application functionality and user interface; and

•	Extend beyond traditional CMS capabilities for nonprofits to take advantage of Web 2.0 technologies.

Over 40 partners from both the enterprise and nonprofit sectors have joined Kintera Connect, including Lending Club, Multicast, InvisibleCRM and Echopass. We believe that offering nonprofits the freedom to choose integrated solutions provides access to additional technologies that further maximize the value of their constituent records.

Our Products and Services

The Kintera Platform

Our integrated Kintera Sphere technology platform enables nonprofit volunteers, members, donors and staff to share real-time data and information to better manage constituent relationships, foster a sense of community and achieve common goals. Kintera Sphere features a suite of applications for nonprofits to manage e-marketing, communications, programs, services and online fundraising.

Key applications of Kintera Sphere include:

•	Content Management System (CMS) – Our content management system enables nonprofit organizations to build and manage Web sites optimized for community-building and fundraising.

•

Donor Management/Constituent Relationship Management (CRM) – We provide a comprehensive donor management system to help nonprofits better manage relationships with donors, improve fundraising results, work with greater oversight of donor activities and histories, and plan and execute financial development efforts.

•

E-communication – Our system helps nonprofits manage sophisticated and targeted e-mail campaigns with efficiency and control. Comprehensive real-time reports are available to help organizations make more strategic data-driven decisions for future e-mails to their database.

•

Friends Asking Friends® Kintera Thon – Our online events fundraising software solution supports our clients’ walkathon and other “team” fundraising events. Nonprofits can quickly and easily launch an online event ranging from regional to national that uses our Friends Asking Friends technology.

Kintera Wealth Screening

Our Kintera P!N service is a wealth profiling and screening service that enables nonprofits to more efficiently identify, profile, monitor and rank the wealth of prospects in their databases. Additionally, this service enables nonprofits to edit, analyze, prioritize and combine external data collected from a wide range of sources with its internal donor database. We rank prospects based on our three-pronged approach, which analyzes the following elements:

•	Capacity Assessment – Prospects can be matched to more than 18 databases to identify wealth and capacity indicators to help target prospects.

•	Affinity Rating – One of the strongest predictors of future involvement coupled with capacity data so that the best prospects for the future giving may be targeted.

•	Propensity Rating – Compares likely prospects to an industry model of likely donors to different types of organizations.

Kintera Fund Accounting

Kintera FundWare accounting software unites accounting, budgeting and reporting tools with an audit trail to create an award-winning product suite designed to reduce an organization’s financial management pressures. Our accounting software is marketed to nonprofit organizations and government entities, including cities, towns, governmental agencies and schools.

Our accounting software is designed to help relieve the complexities of nonprofit and government financial management with:

•	Tools to help comply with Financial Accounting Standards Board (“FASB”) and Governmental Accounting Standards Board (“GASB”) 34 reporting requirements;

•	Easy tracking of commitments and encumbrances;

•	Real-time budget monitoring to help prevent overspending;

•	Budget modification histories, including comparisons between actual and revised budgets;

•	Cross-fiscal year budget preparation; and

•	Built-in audit trails and easy-to-prepare audit schedules.

Donor Advised Fund

In recent years, donor advised funds (DAFs) have been embraced by donors as a flexible tool that helps simplify and coordinate charitable giving. Prominent investment companies have enhanced the visibility of DAFs, leading donors to rapidly adopt donor advised funds as a key element of their charitable programs.

We offer Web-based administration services that provide organizations with a turnkey solution for quick-to-implement, cost-effective, private-labeled DAF capability. Our service seamlessly integrates the DAF program into an organization’s existing Web presence and online operations. In addition, our DAF program handles all ongoing back-office operations of an organization’s private-labeled DAF, including accounting and reconciliation, sub-accounting and data interfacing.

Kintera Connect

In 2007, we launched the industry’s first open application integration platform, which enables organizations to use technologies such as e-commerce, short message services (SMS) or call center technology, that easily extend and integrate with our solutions. Nonprofits can access and utilize the technologies directly or work with any of our over 40 industry leading partners in both the enterprise and nonprofit technology sectors to choose solutions that best meet their unique organizational needs. Our Kintera Connect platform offers:

•	Developer-friendly interface with well documented and supported APIs;

•	Extensive partner network offering best of breed solutions;

•	Unlimited possibilities to meet unique technology and business needs; and

•	Cost-effective approach to custom application development and integration.

Additional Kintera Services

We have a complete customer service offering for clients, designed to support their internal staff as well as their donors, supporters, volunteers and sponsors. Our service offerings include customer support, account management, project management, creative services, database integration and support, FundWare services, consulting and strategic services, and training.

Benefits of Product and Service Offerings

Nonprofit Organizations Use Kintera’s Online Solutions to Increase Donations

Customers implement our Kintera Sphere technology platform to increase donations by improving the effectiveness of their fundraising efforts. Our software solution enables nonprofit organizations to use the Internet for every phase of the fundraising process, from prospecting and cultivation to solicitation and stewardship. Our clients are able to increase donations by:

•	Networking, identifying and ranking qualified prospects to target for fundraising efforts;

•	Driving further engagement and cultivating relationships with constituents through events, e-marketing and advocacy initiatives; and

•	Effectively managing constituents at every phase of the fundraising process using comprehensive information stored and analyzed in a single, integrated system.

Because our software tools are designed specifically for use by nonprofit organizations, our customers are able to integrate Kintera Sphere into their existing workflow and processes. This ease of integration enables nonprofit organizations to establish online giving as a new source of donations that adds to existing fundraising efforts.

Our Software as a Service Model Reduces Fundraising Costs

By offering our software as a service, we provide a flexible solution that meets the needs of our customers and minimizes their implementation and maintenance costs. In exchange for a monthly service fee, our customers receive access to our platform of specialized nonprofit applications via the Internet. Customers can reduce their upfront implementation costs and match the cost of our services with their event donations by paying for our service, in part, with transaction-based fees. Because we host and manage our software, customers can reduce or eliminate the difficulty and expense of software and hardware installations, upgrades and technical support. Our frequent product updates are available automatically when customers access our software.

Kintera Sphere is cost-effective for our customers because it is a shared, multi-tenant software service. We maintain our software, hardware and transaction processing with redundancy in centralized locations. By sharing the costs of our infrastructure and support, customers receive more favorable rates than would be possible if we provided packaged software or customized, individually-hosted solutions. We believe that under this model we automate many of the more time-consuming services of a nonprofit organization’s information technology department. We offer an outsourced solution for critical but expensive needs such as security, redundancy and scale as well as provide 24/7 support for employees, volunteers and donors.

Scalable Transaction Engine Improves and Simplifies Payment Processing

Our platform incorporates an integrated transaction processing engine that enables donors to make donations and purchases through simple secure online transactions. We accept all major credit cards, PayPal, the Automated Clearing House network (“ACH”) and up to 200 currencies. When a donor makes a donation or purchase on a Web site powered by our technology platform, we typically collect the payment and related information, clear the transaction, provide a receipt to the donor and remit the funds to the nonprofit organization net of any credit card or other payment method fees and a Kintera transaction fee. Donor data generated from online transactions is automatically integrated into the nonprofit organization’s database. Because we process a significant volume of transactions, we are typically able to secure lower credit card transaction fees and more enhanced account services for our clients than would be possible for them on a stand-alone basis. Our payment processing services also include 24/7 access to financial networks, collection of donations paid by check to lock boxes, account reconciliation, multiple layers of security and database management. These services are complex to establish and expensive to maintain, particularly for smaller nonprofit organizations or local branches of large organizations that experience lower or intermittent transaction volumes.

Powerful Database Software Enhances Data Analysis, Collection and Management

Prior to implementing our technology platform, many of our customers maintained multiple isolated databases that supported a range of fundraising and other activities. These separate databases make data collection and analysis difficult. Our unified Kintera Sphere platform enables automated data collection through volunteer and donor data entry and real-time tracking of their activities, eliminating cumbersome and inaccurate manual processes. Our software platform aggregates the collected data in a sophisticated, comprehensive database. Using our reporting tools, nonprofit organizations and their volunteers are able to access the database for fundraising and other activities that support the organization’s cause. Because data collected by our platform is stored in a central database, we believe our customers are able to more effectively analyze the success of their fundraising operations, and active campaigns can be monitored and managed on a day-to-day basis.

Combine Online and Offline Data to Maximize the Value of Constituent Records

Kintera Sphere enables nonprofit organizations to strategically integrate existing direct mail, telemarketing and communications programs with their e-mail and Web site to maximize fundraising effectiveness. Our platform’s communication and donor management tools enable nonprofit organizations and their volunteers to effectively manage e-mail campaigns and publish e-newsletters using personalization and market segmentation.

Key content in an e-mail or Web page can be tagged; allowing organizations to track content viewed and build a profile of their interests. Future content delivered to the consumer can be based on these prior identified areas of interest. Alternatively, consumers can select areas of interest. This information is stored in their constituent record to define future content delivered to them. By designing effective communications, nonprofit organizations can acquire and renew donors or members and minimize fundraising costs. In addition, by using our platform for their direct marketing campaigns, nonprofit organizations can analyze the results of such campaigns to learn about the behavior and interests of their donors, and improve the effectiveness of future campaigns.

Payment Processing

Kintera Sphere features payment processing capabilities that enable consumers to make donations and purchase goods and services using numerous payment options through secure online transactions. Credit card transactions are processed with automatic fail-over through redundant paths, including redundant frame relay lines to separate payment processors. In addition, an Internet gateway is available as an alternate backup mechanism to maintain transaction processing, and we have retained the capability to batch transactions for future processing in the event of backup failure. These layers of redundancy offer high levels of reliability for large-scale online fundraising. We are able to process online checking transactions through ACH and are integrated with PayPal. We accept all major credit cards and up to 200 currencies, and provide the specific government-required receipts to donors. Typically, once the donor’s credit card is charged for the amount of the donation and we have deducted fees owed to us by the customer, the net amount of the donation is delivered to the customer.

Customers

We have customers in each of the vertical markets within the nonprofit industry. As of December 31, 2007 we had approximately 3,900 active customers. These organizations include health and human services, educational, faith-based, political and public policy organizations that use Kintera Sphere as well as governmental and nonprofit organizations that use our Fundware accounting solutions.

Sales and Marketing

We sell our software services primarily through our direct sales force, with sales professionals located at our headquarters in San Diego and in metropolitan areas throughout the United States. In 2007, we redeployed our field personnel by moving our client-facing sales, services and support teams to a geographically focused model and staffing our major locations, including Atlanta, Boston, Dallas, Denver, New York, San Diego, San Francisco and Washington, DC, accordingly. Our sales force consists of two teams, a team focused on smaller customers typically at a local level and a team focused on major accounts both locally and nationally. As of December 31, 2007, our total sales, marketing and customer support organization consisted of 91 employees. Our sales efforts for major accounts typically target large nationally recognized organizations. We deploy a multi-disciplined sales team consisting of sales, technical and support professionals that can address all aspects of our technology platform and its integration into a nonprofit organization’s workflow and fundraising or service efforts. Our senior management also takes an active role in these sales efforts. To enhance our opportunities for increased sales to major accounts, we often rely on references from existing customers or develop a pilot or custom demonstration.

In selling to smaller customers, we typically target nonprofit organizations in need of an event solution or other point solution. This sales force makes extensive use of e-mail and telemarketing to identify potential customers with such needs. In many cases, our small customers are independent chapters affiliated with larger nonprofit organizations. We believe the sale of event or point solutions is an extremely effective method for introducing our platform to small customers who may develop into major accounts. Occasionally, this sales force sells more extensive solutions to smaller customers. As part of our growth strategy, we continually seek to expand small event contracts into large enterprise-wide contracts. The account managers are a critical part of this process.

We complement our direct sales force through our Kintera Partner Program, a network of nearly 200 companies that increase business opportunities through the development and implementation of new technologies, products and service offerings. These independent companies – representing a broad range of expertise and various industry affiliations – provide nonprofits with the highest levels of technical expertise, strategic thinking and hands-on skills to help optimize their investment in Kintera technology. We provide four different opportunities for companies to participate:

•

Kintera Connect Partners – This new partner program is comprised of leading application partners in both the nonprofit and enterprise sectors. As a verified Kintera Connect Partner, organizations will have the ability to develop and implement innovative solutions that help nonprofits close the gaps in their technology and business needs.

•

Referral Partners – Our Referral Partner Program is an opportunity for companies to broaden their market reach within the nonprofit sector. These companies develop Kintera technology expertise to create new opportunities within their existing client base, as well as find new clients.

•

Solution Providers – Our Solution Providers (resellers) are trained and certified to market and sell Kintera’s full suite of solutions, and help nonprofits manage their marketing communications, programs, services, fundraising and accounting.

•

Consulting Partners – Our Consulting Partner Program is designed to empower firms with the tools and technology to support their clients’ most ambitious projects without developing custom Web site applications or integrating different technologies. Our Consulting Partners can deploy our comprehensive, unified technology platform to meet their client’s needs.

Competition

The market for our products and services is fragmented, competitive and rapidly evolving, and there are limited barriers to entry for some aspects of this market. As a result, we expect to encounter new and evolving competition as this market becomes aware of the advantages of online technology for fundraising programs and services. We mainly face competition from four sources:

•	Traditional fundraising methods;

•	Custom-developed solutions;

•	Companies that offer specialized software designed to address needs of businesses across a variety of industries; and

•	Companies that offer integrated software solutions designed to address the needs of nonprofit organizations.

We compete with the traditional methods of fundraising and membership service delivery to which volunteers and staff of nonprofit organizations is accustomed. We believe we compete successfully against traditional methods of fundraising and membership service delivery because such methods are more costly and less efficient than our solutions. We also compete with custom-developed solutions for online giving and other online communities created either by the technical staff of the nonprofit organization or outside custom service providers. In many cases, building a custom solution requires a nonprofit organization to deploy extensive financial and technical resources. Often, the legacy database and software system were not designed to support the advanced needs of the Internet and the legacy system ultimately does not meet the customers’ needs. Also, because we sell our software as a service, we believe it provides a more flexible solution that meets the needs of customers, minimizes their upfront and ongoing costs, and reduces the need for technical support at the nonprofit organization.

We face competition from companies that offer specialized software designed to address the needs of businesses across a variety of industries, such as content or customer management software programs, e-commerce solutions and other products that compete with a portion of our unified service offerings. We believe that we compete successfully against these companies because our platform provides highly innovative features that have been specifically created for the workflow of nonprofit organizations and provide a unified, database-driven system. Finally, there are other companies that offer integrated software solutions designed to address the needs of nonprofit organizations. We believe that we compete effectively against these companies due to our technically advanced product, our track record with leading nonprofit organizations and our reputation for being the innovator in the field.

We believe that the principal competitive factors in our market include service features, integration, reliability, security, price, ease of use, installation, maintenance and upgrades. We believe that we compete favorably with respect to all of these factors.

Research and Development

We have made substantial investments in research and development. Our SaaS model provides us with the ability to bring new functionality to the market quickly. As of December 31, 2007 we had 57 employees working on research and development. Our research and development costs for the years ended December 31, 2007 and 2006 were $6.3 million and $9.3 million, respectively.

Technology and Architecture

Service Infrastructure

We have a highly redundant, robust and scaleable network infrastructure. All connections are fully meshed and designed. We use only carrier class providers and facilities. All critical systems are fully backed by vendor support agreements and rapid replacement contracts.

All of our production servers are housed within an offsite datacenter. The datacenter has emergency lighting, fire and water controls, which provide detection, notification, and protection. The data center also has HVAC temperature control systems with separate cooling zones. All systems are actively monitored by the Network Operations Center. The server room’s electrical power is supplied via an Uninterruptible Power Supply (UPS), which is tested regularly and is further supported by redundant, stand-by, diesel powered generators. In addition, we also have a backup data center at a secondary off-site facility in the event of natural or other disaster.

Security

All sensitive data contained within the databases is encrypted and securely stored, both in transit and at rest. A number of administrative and technical security controls are maintained by our operations team. These include but are not limited to:

•	Enterprise security policies, standards, guidelines, and procedures;

•	Various access control devices including firewalls, ACL’s, VPN’s and segmented networks;

•	Intrusion detection systems;

•	IT Automation, Compliance and Configuration Management System;

•	Anti-virus and patch management systems; and

•	Logging, auditing, and monitoring systems that are reviewed regularly.

Operations

Our systems are monitored 24x7. System monitoring software is employed throughout our environment. Our monitoring software is configured to be layered and redundant which ensures that alerts, system performance, and statistics are both automatic and readily available to the proper channels within the organization.

Alerts related to system information and/or availability are sent via multiple channels (Internet, intranet, management network, mobile devices) to ensure that time sensitive messages are received promptly. Non-critical system alerts and messages are sent to the email accounts and electronic pagers of the appropriate personnel.

Our operating team employs numerous tools that continually assess the performance and capacity of our applications. We recognize that potentially unexpected and disruptive events can pose significant risks to its business processes. In order to help us prepare for, respond to, and recover from such events, we maintain business continuity and disaster recovery plans. These plans outline the steps necessary for continuing our critical and essential business functions.

We manage changes to applications and systems according to a defined methodology that has been communicated to and is followed by all members of the operations team. Our change management methodology ensures that changes to our environment are properly authorized, tested, approved, implemented, and documented and that the system can be updated when required in a manner that continues to provide for system availability, security, and integrity.

Employees

As of December 31, 2007, we had 281 employees, including 98 in professional services and support, 91 in sales and marketing, 57 in product development and support and 35 in general and administrative. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

We have experienced operating and net losses in each fiscal quarter since our inception, and as of December 31, 2007, we had an accumulated deficit of $144 million. We incurred net losses of $16 million for the year ended December 31, 2007 and net losses of $33 million for the year ended December 31, 2006. We will need to increase revenue and reduce operating expenses to achieve profitability, and we may not be able to do so. If our revenues or gross margins fall below budget or we are not able to raise additional capital through equity or debt financing, we will need to scale back our expenditures through reductions in our workforce and other reductions in our operations. Such reductions could prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We may also fail to accurately estimate our operating expenses, and if our operating expenses exceed our expectations, our financial performance will be adversely affected.

Our operating results have fluctuated and may fluctuate significantly, and these fluctuations may cause our stock price to fall.

Our operating results have varied significantly in the past and will likely vary in the future as the result of fluctuations in our revenue and operating expenses. For example, our revenue increased to $45 million for the year ended December 31, 2007, from $41 million for the year ended December 31, 2006 while our net loss decreased to $16 million for the year ended December 31, 2007, from $33 million for the year ended December 31, 2006. Although we have implemented plans to help reduce our overall operating expenses and will continue to do so, operating expenses may increase in the future to the extent that we expand our selling and marketing activities and hire additional personnel. Our revenue in any period depends substantially on monthly service fees, on the number and size of donations that we process in that period for customer sponsored fundraising events and on the sale and licensing of our software products. In addition, the number and size of transactions we process tends to be seasonal, with the first calendar quarter representing the seasonal low for non-profit fundraising. As a result, it is possible that in some future periods, our revenue may not meet our expectations or, due to our increased expense levels, our results of operations may be below the expectations of current or potential investors. If this occurs, the price of our common stock may decline.

Because we are an early stage company, it is difficult to evaluate our prospects.

We incorporated in February 2000 and first achieved meaningful revenue in 2001. As a result, we have encountered and likely will continue to encounter risks and difficulties associated with new and rapidly evolving markets. These risks include the following:

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

The market for online fundraising solutions for nonprofit organizations is new and emerging. Nonprofit organizations have not traditionally used the Internet or online software solutions for fundraising. We cannot be certain that the market will continue to develop and grow or that nonprofit organizations will elect to adopt our solution rather than continuing to use traditional offline methods, attempting to develop software solutions internally or utilizing standardized software solutions without integrating them. Nonprofit organizations that have already invested substantial resources in other fundraising methods may be reluctant to adopt a new approach like ours to supplement or replace their existing systems or methods. In addition, concerns about fraud, privacy, reliability and other problems may cause some nonprofit organizations not to adopt the Internet as a method for fundraising. We expect that we will continue to need to pursue intensive marketing and sales efforts to educate prospective nonprofit organization customers about the uses and benefits of our solution. If demand for and market acceptance of our solution does not occur, we may not grow our business as we expect.

If our efforts to increase awareness of Kintera Sphere and expand sales to other sectors of the nonprofit industry do not succeed, our revenue may not increase as we expect.

We have primarily sold our Kintera Sphere solution to nonprofit organizations in the health and human services, faith based and education sectors, in part because they rely on special events for fundraising. Based on our experience, we believe that many nonprofit organizations in all nonprofit sectors are still unaware of the additional benefits that can be achieved through the entire suite of applications available in Kintera Sphere. We intend to commit significant resources to promote awareness of Kintera Sphere, but we cannot assure you that we will be successful in this effort. Developing and maintaining awareness of Kintera Sphere is important to our success. If we fail to successfully promote Kintera Sphere, our financial condition could suffer.

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

Since commencing operations in 2000, we have experienced significant growth, and we anticipate that expansion will continue to be required to address potential market opportunities. There can be no assurance that our infrastructure will be sufficiently scalable to manage any future growth. For example, growth may result in a significant increase in the volume of transactions handled by our payment processing system. If we are unable to sufficiently enhance and improve this system to handle increased volume, our operating results and growth may suffer. There also can be no assurance that if we continue to expand our operations, management will be effective in expanding our physical facilities or that our systems, procedures or controls will be adequate to support such expansion. In addition, we will need to provide additional sales and support services if we achieve our anticipated growth with respect to the sale and implementation of Kintera Sphere. In March 2007, we announced and began implementation of a restructuring program, including a workforce reduction, as a means to reduce ongoing operating expenses. The restructuring program consisted of the elimination of approximately 16% of our workforce, the restructuring of our sales compensation plan, the elimination of certain lines of business and the abandonment of certain long-lived fixed assets. The restructuring program was completed as of June 30, 2007. Thus, we will be required to service any growth in sales and support services with a reduced workforce. Failure to properly manage an increase in customer demands could result in a material adverse effect on customer satisfaction, our ability to perform on new contracts and on our operating results.

Any failure to manage and accurately account for the large amounts of donations we process could diminish the use of Kintera Sphere, which may prevent or delay our becoming profitable.

Our ability to manage and account accurately for the online donations we process requires a high level of internal controls. We have a limited operating history of maintaining these internal controls, and we must monitor our internal controls to ensure they are effective. Our success requires significant customer and donor confidence in our ability to handle large and growing donation volumes and amounts. Any failure to maintain necessary controls or to accurately manage online donations could severely diminish nonprofit organizations’ and donors’ use of Kintera Sphere. We obtain an independent attestation of internal controls of Kintera Sphere which is issued as a SAS70 Type II Report.

We may experience customer dissatisfaction and lose sales if our solution does not scale to accommodate a high volume of traffic and transactions.

We seek to generate a high volume of traffic and transactions on the websites we host for our customers. A portion of our revenue depends on the amount of donations raised by our customers using Kintera Sphere. Accordingly, the satisfactory performance, reliability and availability of our solution, including its processing systems and network infrastructure, are critical to our reputation and our ability to attract and retain new customers. Any system interruptions that result in the unavailability of our solution or reduced donor activity would reduce the volume of donations and may also diminish the attractiveness of our solution to our customers. Furthermore, our inability to add software and hardware or to develop and further upgrade our existing technology, payment processing systems or network infrastructure to accommodate increased traffic or increased transaction volume may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality of the user’s experience, and delays in reporting accurate financial information. We may be unable to effectively upgrade and expand our systems or to integrate smoothly any new technologies with our existing systems. We expect to continue to upgrade our Kintera Sphere system to improve its donor management capabilities. In addition, we will be introducing enhanced versions of our accounting system software in both a client server and software as a service version. Any inability to do so would have an adverse effect on our ability to maintain customer relationships and grow our business.

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

Although Kintera Sphere is designed to operate with a variety of network hardware and software platforms, we will need to continuously modify and enhance Kintera Sphere to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. Our future success depends on our ability to develop new enhancements to or support services for Kintera Sphere that keep pace with rapid technological developments and that address the changing needs of our nonprofit customers. We may not be successful in either developing such services or introducing them to the market in a timely manner. Uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our development expenses. In addition our Connect Partners may not be able to interface existing applications with Kintera Sphere or develop new applications that would interface with Sphere. Any failure of our services to operate effectively with the existing and future network platforms and technologies could limit or reduce the market for our services, result in customer dissatisfaction or cause our revenue growth to suffer.

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

We rely on encryption and authentication technology to provide secure transmission of confidential information, including customer credit card and bank account numbers, and protect confidential donor data. Identity thieves and criminals using stolen credit card or bank account numbers could still potentially circumvent our anti-fraud systems. We maintain PCI compliance and obtain an independent attestation of internal controls of Kintera Sphere which is issued as a SAS70 Type II Report. We may have to spend significant money and time maintaining these controls in order to protect from unauthorized credit card use.

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

If nonprofit organizations believe Kintera Sphere to be unreliable, they will be unlikely to use Kintera Sphere which will harm our revenue and profits. Our systems and operations, including our new primary off site data center which became operational in January 2008, are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, electronic virus or worm attacks and similar events. They also could be subject to break-ins, sabotage and intentional acts of vandalism or failure in the course of data integration. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities could result in interruptions in our services or loss of data. In addition, our backup data facility may not be operational on a timely basis or subject to similar natural disaster or other unexpected problems. Our business interruption insurance may not be sufficient to compensate us for losses that may occur. Interruptions in our service could harm our reputation and reduce our revenue and profits.

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

We have derived the substantial majority of our historical revenue from fees paid by nonprofit organizations related to their use of Kintera Sphere, and we anticipate that Kintera Sphere will account for an increasing portion of our revenue in future periods. The fees we receive for Kintera Sphere include upfront fees that nonprofit organizations pay for the right to access Kintera Sphere. We recognize revenue from the upfront service fees over the term of the contract, which is typically one year or more. As a result, a portion of our revenue in each quarter is deferred revenue from contracts entered into and paid for during previous quarters. Because of this deferred revenue, the revenue we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of Kintera Sphere.

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

In the past year we have experienced a significant transition in our executive management team. Historically, we have also experienced a high rate of employee turnover at all levels. Our newly-hired employees have not worked with our new executive management team and finance personnel for a significant length of time, and we cannot assure you that these management transitions will not result in some disruption of our business. If our new executive management team and finance department are unable to work together effectively to implement our strategies, manage our operations and accomplish our objectives, our business, operations and financial results could be severely impaired.

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

Our success and ability to compete depend in part on our internally developed technology and software applications. We rely on patent, trademark, copyright and trade secret laws and restrictions in the United States and other jurisdictions, together with contractual restrictions on our employees, strategic partners and customers, to protect our proprietary rights. Any of our trademarks may be challenged by others or invalidated through administrative process or litigation. As of December 31, 2007, we have four issued patents and eight pending patent applications in the United States. We may not be successful in obtaining these patents, and we may be unable to obtain additional patent protection in the future. In addition, any issued patents may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our solution is available. As a result, we cannot assure you that our means of protecting our proprietary rights will be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our revenue and prospects for growth.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. In connection with the audit of our financial statements for the year ended December 31, 2006, we identified material weaknesses in our controls related to the recognition of revenue. We have implemented actions to address these weaknesses and to enhance the reliability and effectiveness of our internal controls and operations, and our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 31, 2007. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

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

Our founders, Harry Gruber, Allen Gruber, Dennis Berman and entities affiliated with them, own, in the aggregate, approximately 22.5% of our outstanding common stock as of February 29, 2008. As a result, these persons, acting together, have the ability to exercise significant influence over the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Our existing sources of cash and cash flows may not be sufficient to fund our activities. As a result, we may need to raise additional funds, and such funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization. If we cannot raise funds on acceptable terms, we may need to scale back our expenditures through reductions in our workforce and operations, and we may not be able to develop or enhance our products and services, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

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

Changes in, or interpretations of, accounting rules and regulations could result in unfavorable accounting charges or require us to change our compensation policies.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease approximately 38,000 square feet in San Diego, California, for our corporate headquarters and principal offices. We also lease space in Denver, Colorado; Eugene, Oregon; and San Francisco, California. We currently lease offices in Washington DC, which are currently being sublet for the duration of our lease.

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

Item 4. Submission of Matters to a Vote of Security Holders

On December 31, 2007 we held a Special Meeting of Stockholders, which was then adjourned until January 14, 2008 in order to provide additional time to obtain stockholder votes. At that meeting the Company’s stockholders voted to amend the 2003 Equity Incentive Plan to increase the maximum aggregate number of shares that may be issued thereunder by 1,000,000 to 10,550,000. The results of the vote on this proposal were as follows:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes
22,269,112	1,509,529	20,004	0

Our stockholders also voted to amend the 2000 Stock Option Plan, the 2003 Equity Incentive Plan and the 2004 Equity Incentive Plan (Fundware) to authorize the Compensation Committee of the Board of Directors to effect a repricing of outstanding stock options under these plans prior to January 14, 2009. The results of the vote on this proposal were as follows:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes
22,098,971	1,683,653	16,021	0

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the NASDAQ Global Market under the symbol “KNTA” since December 19, 2003. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low sales prices on the NASDAQ Global Market of our common stock for the periods indicated.

Quarter Ended	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Fiscal year 2006
Common stock price per share:
High	$3.03	$1.99	$2.02	$1.74	$3.03
Low	1.36	1.06	1.39	1.15	1.06

Fiscal year 2007
Common stock price per share:
High	$1.84	$2.24	$2.40	$1.83	$2.40
Low	1.18	1.55	1.66	1.42	1.18

As of February 29, 2008, there were 40,396,905 holders of record of our common stock. On February 29, 2008, the last sale price reported on the NASDAQ Global Market for our common stock was $0.94 per share.

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

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fiscal quarter ended December 31, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for the securities authorized for issuance under equity compensation plans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-K. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including (without limitation) the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 1A under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in this Annual Report filed on Form 10-K. Risk factors that could cause actual results to differ from those contained in the forward-looking statements, include but are not limited to: our limited operating history; our history of losses; our dependence on increased acceptance by nonprofit organizations of online fundraising; lengthy sales cycles for major customers; our need to manage growth; risks associated with accounting for and processing large amounts of donations; the rapidly changing technologies and market demands; and other risks identified in this Annual Report on Form 10-K.

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

As of December 31, 2007 we had approximately 3,900 active customers.

Sources of Revenue

We generate the majority of our revenue from arrangements with nonprofit organizations related to their use of Kintera Sphere to manage their websites, special events and membership, organize individuals, advocate causes, raise major gifts, deliver services and programs and execute personalized marketing campaigns. We primarily enter into customer contracts for Kintera Sphere that are one year or more in duration. Our customers pay us upfront fees and periodic service fees for access to Kintera Sphere, and transaction-based fees tied to the donations and purchases we process. Revenue from upfront service fees is deferred and recognized as revenue over the entire term of our contracts. Revenue from transaction processing fees is recognized as it is earned. Total online donations processed were $402.3 million, $316.8 million and $303.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Revenue from service plan, maintenance and support associated with Kintera Sphere represented approximately 44% and 49% of our total net revenue in 2007 and 2006, respectively. Revenue from data services represented approximately 25% and 22% of our total net revenue in 2007 and 2006, respectively. We also enter into service contracts and implementation contracts related to Kintera Sphere that are 12 months or longer in duration.

We also generate revenue from our wealth profiling business, which provides a prospect-screening tool designed for the fundraising community to find, profile, monitor and dynamically rank the wealth in a nonprofit organization’s prospect database. Wealth profiling services are sold in connection with Kintera Sphere as well as on a stand alone basis. Revenue from the wealth profiling business arise primarily from three sources: (1) Kintera Sphere access or software licensing; (2) post contract support services of the software licenses; and (3) consulting services and related data processing fees.

Our awareness campaign business specializes in melding offline and online strategies and tools to build membership, affinity and impact for nonprofit organizations, political campaigns and unions. We recognize revenue from the awareness campaign business primarily from four sources: (1) Kintera Sphere access or software licensing; (2) website development and customization; (3) messaging services (email/fax); and (4) consulting services.

We also generate revenue through the sale of our fund accounting software. Revenue from this operation is derived from perpetual license fees for the accounting software package, as well as related product support, professional services, outsourced payroll services and transaction fees.

Our top ten customers generated an aggregate of 20% of our total net revenue for the year ended December 31, 2007. No customer generated greater than 10% of total net revenue in 2007 or 2006.

Cost of Revenue and Operating Expenses

Cost of Revenue. Cost of revenue includes salaries, benefits and related expenses of operations and database support and implementation and support services, as well as data costs and amortization of software. Gross profit represents net revenue less the costs of revenue. Gross profit percentage is highly dependent on contract agreements, donation volume and overhead allocations. We do not believe that historical gross profit margins are a reliable indicator of future gross profit margins.

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

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, stock-based compensation, depreciation, legal and other professional fees, facilities and communication expenses and information technology expenditures.

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

Business Enterprise Segments

In accordance with Statement of Financial Accounting Statements (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, we are required to report financial and descriptive information about our reportable operating segments. We identify our operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. We operate in one reportable operating segment: software and service provider to not-for-profit organizations.

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

We consider accounting policies relating to the following areas to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	revenue recognition;

•	allowance for doubtful accounts;

•	accounting for goodwill and other intangible assets;

•	accounting for software development costs;

•	accounting for stock-based compensation; and

•	accounting for restructuring charges.

Revenue Recognition. The Company derives revenue from fees paid by nonprofit organizations related to the use of Kintera Sphere as well as from the Company’s service offerings for wealth profiling and screening, advocacy campaigns and directed giving, from licenses of the Company’s prepackaged accounting software and from multiple element arrangements that may include any combination of these items. Revenue is recognized in accordance with the provisions of SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (upon contract signing or receipt of an authorized purchase order from the customer); (2) delivery has occurred (upon performance of services in accordance with contract specifications); (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties (credit terms extending beyond twelve months or significantly longer than is customary are deemed not to be fixed and determinable); and (4) collection is reasonably assured (there are no indicators of non-payment based upon history with the customer and/or upon completion of credit procedures). Billings made or payments received in advance of providing services are deferred until the period these services are provided. If at the outset of an arrangement it is determined that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due. If at the outset of an arrangement it is determined that collectibility is not probable, revenue is deferred until the receipt of payment.

For arrangements with multiple elements, revenue recognition is based on the individual units of accounting determined to exist in the arrangement. A delivered item(s) is considered a separate unit of accounting when the delivered item(s) has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item(s) and, if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. In determining whether the deliverable has stand-alone value we consider whether they are sold separately by any vendor, the customer could resell the item on a stand-alone basis, the timing of when multiple contracts are signed for the same customer, and the contractual dependence of the subscription revenue on the customers’ satisfaction with the other deliverables. Fair value of an item is generally the price charged for the product when regularly sold on a stand-alone basis. When objective and reliable evidence of fair value exists for all units of accounting in an arrangement, arrangement consideration is generally allocated to each unit of accounting based upon their relative fair values. In those instances when objective and reliable evidence of fair value exists for the undelivered item(s) but not for the delivered items, the residual method is used to allocate arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate fair value of the undelivered item(s). When the Company is unable to establish stand-alone value for delivered item(s) or when fair value of an undelivered item(s) has not been established, as currently is the case for the upfront payments for activation, implementation, maintenance, and use of Kintera Sphere, a single unit of accounting is deemed to exist and revenue is generally recognized on a straight-line basis over the entire term of the arrangement. When contingent payments are received for the elements the Company recognizes these payments over the remaining term of the arrangement. Cost associated with the activation and implementation is deferred and recognized over the life of the arrangement.

To date, the arrangements that contain multiple elements have been contracts that include upfront payments for activation fees received, data screening arrangements, periodic fees for the maintenance and use of the Company’s software, professional services and transaction fees tied to the donations and purchases that are processed. Revenue associated with the upfront payments is deferred and recognized when those services are delivered. Revenue related to maintenance and transaction fees for donations made through the website are recognized as services are provided. Credit card fees directly associated with processing customer donations and billed to customers are excluded from revenue in accordance with Emerging Issues Task Force (“EITF”) consensus on Issue 99-19. Reporting Revenue Gross as a Principal verses Net as an Agent.

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

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our clients to make required payments. We analyze accounts receivable, historical percentages of uncollectible accounts and changes in payment history when evaluating the adequacy of the allowance for doubtful accounts. We use an internal collection effort, which may include our sales and services groups as we deem appropriate, in our collection efforts. Although we believe that our reserves are adequate, if the financial condition of our clients deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be necessary, which will result in increased expense in the period in which such determination is made.

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

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to other intangible assets impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate goodwill and other purchased intangible assets deemed to have indefinite lives, on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. In fiscal 2007, in accordance with SFAS No. 142, management determined that there was only one reporting unit to be tested. The goodwill impairment test compares the implied fair value of the reporting unit with the carrying value of the reporting unit. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

For fiscal 2007, we evaluated goodwill for impairment in the fourth quarter. The discounted cash flows for the reporting unit were based on discrete one-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. The median five-year compounded annual growth rate of earnings was 16.3% during the discrete forecast period and the future cash flows were discounted to present value using a discount rate of 20% and residual growth rates of 5%.

We did not recognize any goodwill impairment as a result of performing these tests. A variance in the discount rate or the estimated revenue growth rate could have a significant impact on the estimated fair value of the reporting unit and consequently the amount of identified goodwill impairment.

We also assess the impairment of our long-lived assets when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. An impairment charge is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying value of the asset. An impairment charge would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset being evaluated for impairment. In connection with the restructuring program we have identified certain fixed assets with a net carrying value of $70,000 as of December 31, 2006 which were abandoned March 31, 2007. The excess depreciation associated with the revision to depreciable lives recorded in the three months ended March 31, 2007 amounted to approximately $54,000 and is included in restructuring charges in the condensed consolidated statement of operations. These fixed assets were written off as of March 31, 2007.

Accounting for Software Development Costs. We account for Internal Use Software Development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). In accordance with SOP 98-1, costs to develop internal use computer software during the application development stage are capitalized. Internal use capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in cost of revenue in the accompanying consolidated statements of operations. The Company reviews the software that has been capitalized for impairment on a yearly basis, or otherwise as conditions might arise that would require a review. For the years ended December 31, 2007 and 2006, we recognized $18,000 and $577,000 of impairment losses for projects terminated, respectively. The impairment loss is included in operating expenses in the accompanying consolidated statements of operations. For the years ended December 31, 2007 and 2006 we capitalized $729,000 and $861,000 of internal development costs associated with internal use software, respectively.

We account for the development cost of software that is marketed to customers in accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when software has completed a detail program design for its intended use. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in cost of revenues in the accompanying consolidated statements of operations. We periodically review the software that has been capitalized for impairment. We review the software that has been capitalized for impairment on a yearly basis, or otherwise as conditions might arise that would require a review. For the years ended December 31, 2007 and 2006 we did not recognize any impairment loss for projects terminated. For the years ended December 31, 2007 and 2006 we capitalized $286,000 and $0 of internal development costs associated with software to be sold, leased or otherwise marketed, respectively.

Accounting for Stock-Based Compensation Expense. We account for Stock-Based Compensation Expense in accordance with SFAS No. 123, Share-Based Payment (revised 2004) (“SFAS 123(R)”). In accordance with SFAS 123(R), stock-based compensation is measured at the fair value of the award and recognized as expense during the requisite service period of the awards. For the years ended December 31, 2007 and 2006 we recognized $3,349,000 and $4,572,000 of stock-based compensation expense, respectively.

Accounting for Restructuring Charges. We account for restructuring costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that costs associated with exit or disposal activities generally be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan. For the year ended December 31, 2007 we recognized $2,274,000 of restructuring charges.

Results of Operations

Comparison of results for the years ended December 31, 2007 and 2006

The following table sets forth certain Consolidated Statements of Operations data expressed as a percentage of net revenue for the periods indicated:

	Years ended December 31,
	2007	2006
Net revenue	100.0%	100.0%
Cost of revenue	35.3	44.8

Gross profit	64.7	55.2
Operating expenses:
Sales and marketing	43.1	61.9
Product development and support	14.1	22.7
General and administrative	33.2	46.0
Amortization of purchased intangibles	5.4	7.3
Restructuring charges	5.0	—

Total operating expenses	100.8	137.9

Loss from operations	(36.1)	(82.7)
Interest income, net	2.0	2.2

Loss before income taxes	(34.1)	(80.5)
Provision for income taxes	1.0	0.1

Net loss	(35.1)%	(80.6)%

Net Revenue, Cost of Revenue and Gross Profit

The following table presents net revenue, cost of revenue and gross profit for the years ended December 31, 2007 and 2006:

	Year Ended December 31, 2007		Year Ended December 31, 2006		Increase (Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentage)
Net revenue	$44,935	100.0%	$41,103	100.0%	$3,832	9.3%
Cost of revenue	15,851	35.3	18,394	44.8	(2,543)	(13.8)

Gross profit	$29,084	64.7%	$22,709	55.2%	$6,375	28.1%

The following tables present the components of net revenue for years ended December 31, 2007 and 2006. The following line items represent revenue related categories that are consistent with the way management classifies its revenues internally and may not be representative of those categories as defined by AICPA SOP No. 97-2, as modified by SOP 98-4, and EITF No. 00-21.

	Year ended December 31, 2007		Year ended December 31, 2006		Increase (Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentage)
Service plan, maintenance and support	$19,722	43.9%	$19,961	48.5%	$(239)	(1.2)%
Transaction and usage	12,872	28.6	9,769	23.8	3,103	31.8
Services	11,079	24.7	9,110	22.2	1,969	21.6
License	1,262	2.8	2,263	5.5	(1,001)	(44.2)

Net revenue	$44,935	100.0%	$41,103	100.0%	$3,832	9.3%

Net Revenue. Our revenue is generated principally by fees paid by nonprofit organizations related to their use of our software and services. Net revenue is revenue less reductions for discount and provisions for allowances and credit card fees. The preceding tables present net revenue from each of our revenue streams and their respective contribution to the increase in net revenue for the years ended December 31, 2007 and 2006, respectively.

Service plan, maintenance and support revenue consists primarily of activation, hosting and use of our Kintera Sphere software as a service (“SaaS”) offering as well as software maintenance and support revenue for our Fundware software installations. Net revenue from service plan, maintenance and support of $19.7 million in 2007 was consistent with the $20 million in 2006.

Transaction and usage revenue consists of the fees charged for processing of donations and other usage related services such as emails, faxes and other measurable activities. Net revenue from transactions and usage increased 31.8% from $9.8 million in 2006 to $12.9 million in 2007 driven by an increase in donations processed and the increase in average processing fee rate.

Services revenue consists of revenue generated from the implementation services that are performed by our services personnel on behalf of customers, professional services and consulting, billable support services, and wealth screening data services. Depending on the nature of the contract, this revenue may be deferred and amortized over the contract period or may be recognized upon delivery. Net revenue from services increased by 21.6% from $9.1 million in 2006 to $11.1 million in 2007 driven by the timing of delivery and ratable recognition of data services over the life of the contract.

License revenue consists primarily of Fundware packaged software sales and advertising and access to Masterplanner online content. Net revenue from license and subscriptions decreased 44.2% to $1.3 million in 2007 from $2.3 million in 2006, primarily due to a decline in Fundware software license sales and the elimination of Masterplanner advertising and subscriptions in 2007.

Cost of Revenue and Gross Profit. Cost of revenue decreased by 13.8% to $15.9 million in 2007 from $18.4 million in 2006. Gross margins for the years ended December 31, 2007 and 2006 were 64.7% and 55.2%, respectively. The decrease in cost of revenue and increase in margin was primarily the result of a decrease of $4.7 million in personnel related costs driven by a focus on operational efficiencies and restructuring of our support organization and a decrease of $0.5 million related to an increase in deferred costs driven by implementations which were not completed in 2007, offset in part by an increase of $1.9 million related to the conversion of our data center, an increase of $0.6 million of cost associated with the delivery of two large contracts in 2007, an increase of $0.1 million related to the use of subcontractors for implementations and in increase of $0.1 million of depreciation related to capital expenditures in 2007.

Operating Expenses

The following table presents sales and marketing, product development and support, general and administrative, amortization of purchased intangibles and restructuring charge expenses for the years ended December 31, 2007 and 2006.

	Year ended December 31, 2007		Year ended December 31, 2006		Increase (Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentage)
Sales and marketing	$19,353	43.1%	$25,450	61.9%	$(6,097)	(24.0)%
Product development and support	6,338	14.1	9,340	22.7	(3,002)	(32.1)
General and administrative	14,910	33.2	18,918	46.0	(4,008)	(21.1)
Amortization of purchased intangibles	2,451	5.4	2,996	7.3	(545)	(18.2)
Restructuring charges	2,274	5.0	—	—	2,274	N/A

Total operating expenses	$45,326	100.8%	$56,704	137.9%	$(11,378)	(20.1)%

Sales and Marketing Expenses. Sales and marketing expenses decreased to $19.4 million, or 43.1% of net revenue, in 2007 from $25.5 million, or 61.9% of net revenue, in 2006. The decrease of $6.1 million in selling and marketing expenses was primarily due to a $3.8 million decrease in personnel related costs, a decrease of $1 million in advertising and marketing related expenses, a decrease of $0.8 million in stock-based compensation expense, a decrease of $0.5 million in travel and travel related expense and a decrease of $0.2 million in consulting and legal fees, offset in part by an increase of $0.2 million in facilities and communications expenses. The decrease in personnel related costs is primarily the result of changes in sales incentive plans and the numbers of resources supporting the sales function and is not indicative of a decrease in the number of quota-carrying salespeople.

Product Development and Support Expenses. Product development and support expenses decreased to $6.3 million, or 14.1% of net revenue, in 2007 from $9.3 million, or 22.7% of net revenue, in 2006. The decrease of $3 million resulted primarily from a decrease of $2 million in personnel related costs, a decrease of $0.5 million in internal software development expenses related to an increase in the capitalization of software development expense, a decrease of $0.3 million in professional services, a decrease of $0.1 million in stock-based compensation and a decrease of $0.1 million in travel and travel related expense.

General and Administrative Expenses. General and administrative expenses decreased to $14.9 million, or 33.2% of net revenue, in 2007 from $18.9 million, or 46% of net revenue, in 2006. The decrease of $4 million resulted primarily from a decrease of $1.4 million in professional services, a decrease of $0.9 million in facilities and communications expenses, a decrease of $0.7 million in depreciation expense, a decrease of $0.4 million in stock-based compensation expense, a decrease of $0.4 million in bad debt expense and a decrease $0.4 million in personnel related costs, offset in part by a $0.2 million loss on disposal of assets.

Restructuring charges. Restructuring charges for the year ended December 31, 2007 was $2.3 million or 5% of net revenue, respectively. There were no restructuring charges in the comparable period in 2006.

In March 2007, we announced and began implementation of a restructuring program. The workforce reduction was implemented as a means to reduce ongoing operating expenses by restructuring our operations and reducing our workforce. The restructuring program was completed as of June 30, 2007. The restructuring program consisted of the elimination of approximately 16% of our workforce, the restructuring of our sales compensation plan, the elimination of certain lines of business and the abandonment of certain long-lived fixed assets. Restructuring charges for the year ended December 31, 2007 consisted of $1.2 million for termination benefits, inclusive of the $553,000 payable to directors as described below, $1.3 million of certain intangibles associated with eliminated lines of business and $54,000 in excess depreciation associated with certain abandoned fixed assets. In connection with the restructuring program we disposed of certain product lines during the year ended December 31, 2007, with such disposals resulting in a net gain of $223,000.

In May 2007, we agreed to the terms of severance arrangements for Dr. Harry E. Gruber, our former Chief Executive Officer, who continues to serve on our board of directors, and Dennis Berman, our former Executive Vice President who left the board of directors in July 2007, consistent with terms outlined in principle before they resigned their positions, including the execution of mutual general releases of claims. The severance arrangements with Dr. Gruber and Mr. Berman had a total cost of approximately $553,000.

Stock-Based Compensation Expenses

The following table presents details of stock-based compensation expense that is included in certain functional line items above:

	Year ended December 31,
	2007	2006
Cost of revenue	$325	$442
Sales and marketing	719	1,237
Product development and support	397	537
General and administrative	1,908	2,311

	$3,349	$4,527

Stock-based compensation expense decreased by 26% to $3.3 million for the year ended December 31, 2007 from $4.5 million for the year ended December 31, 2006. The decrease in stock-based compensation expense is a result of the full vesting and associated cessation of expense recognition for certain options granted prior to our initial public offering in December 2003.

The total compensation cost related to nonvested awards not yet recognized amounted to $1.7 million at December 31, 2007 and will be recognized over a weighted-average period of 1.3 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

Liquidity and Capital Resources

We have historically funded our operations principally through sales of equity securities. In December 2003, we completed our initial public offering and received net proceeds of $36.1 million. In July 2004, we sold 2.5 million shares of our common stock in a private placement at a price of $8.00 per share for net proceeds of $18.5 million. In December 2004, we sold 2.5 million shares of our common stock in a private placement at a price of $7.00 per share for net proceeds of $16.3 million. In December 2005, we sold 4.5 million shares of our common stock in a private placement at a price of $3.00 per share for net proceeds of $12.3 million and issued warrants to purchase 1.8 million shares of our common stock at an exercise price of $3.50 per share. In December 2006, we sold 4.0 million shares of our common stock in a private placement at a price of $1.25 per share for net proceeds of $4.5 million and issued warrants to purchase 1.2 million shares of our common stock at an exercise price of $1.60 per share.

Working Capital and Cash and Marketable Securities. The following table presents working capital and cash and cash equivalents and marketable securities at December 31, 2007 and 2006.

	December 31, 2007	December 31, 2006	(Decrease)
	(in thousands)
Working capital	$(5,023)	$2,839	$(7,862)

Cash and cash equivalents	$6,556	$11,548	$(4,992)
Marketable securities	2,848	7,384	(4,536)

	$9,404	$18,932	$(9,528)

Cash Flows

Operating Activities

Our net cash used in operating activities was $7.4 million for the year ended December 31, 2007, resulting primarily from the $15.8 million net loss for the year and net working outflows of $1.1 million, which were offset by net non-cash charges of $9.5 million.

Our net cash used in operating activities was $14.5 million for the year ended December 31, 2006, resulting primarily from the $33.1 million net loss for the year, which was offset by net non-cash charges of $11.2 million and net working inflows of $7.4 million.

At December 31, 2007, we had a working capital deficit of $5 million, compared to working capital of $2.8 million at December 31, 2006. This decrease was primarily a result of cash used in operating activities partially offset by the cash provided by investing activities described below.

At December 31, 2007, we had net accounts receivable of $4.2 million compared to $6.3 million at December 31, 2006. Accounts receivable at December 31, 2007 and 2006 represented approximately 34 days and 56 days of revenue, respectively. Terms with individual customers vary greatly; however, we typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volumes and due to quarterly variations in donations processed and timing of implementation of services and receipts from large customers and the timing of contract payments.

Investing Activities

Net cash provided by investing activities was $2.7 million for the year ended December 31, 2007. This was primarily the result of $15.2 million of sales of marketable securities, offset in part by the purchase of $10.6 million in marketable securities, additions of $1 million to software development costs and purchases of $0.9 million of property and equipment.

Net cash provided by investing activities was $13.6 million for the year ended December 31, 2006. This was primarily the result of $20.5 million of sales of marketable securities and a decrease of $0.2 million in other assets, offset in part by the purchase of $6 million in marketable securities, additions of $0.9 million to software development costs and purchases of $0.3 million of property and equipment.

Financing Activities

Net cash used in financing activities was $0.3 million for the year ended December 31, 2007. This was primarily the result of $0.6 million of payments under financing arrangements, offset in part by $0.3 million of proceeds from the issuance of common stock under employee stock option and employee stock purchase plans.

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

We believe that our cash, cash equivalents, short-term investments and anticipated operating cash flows will be sufficient to meet our planned working capital requirements and contractual commitments for at least the next 12 months. The $5 million deficit in working capital is the result of $16 million of deferred revenue. The relief of the deferred revenue liability has little effect on anticipated operating cash flows as the cost to recognize that revenue is expected to be low. If we are unable to increase our revenue or substantially decrease our expenses, we will need to raise additional funds to finance our future capital needs. In addition, if we are unable to meet our operational goals, including our expected revenue targets, we may need additional financing earlier than we anticipate. If we raise additional funds through the sale of equity or convertible debt securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities, which have rights, preferences and privileges senior to our common stock. We cannot assure you that we will be able to raise additional funds on terms favorable to us or at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs. If our revenues or gross margins fall below budget and we are unable to raise additional capital through equity or debt financing, we will need to scale back our expenditures through reductions in our workforce and other reductions in our operations. Such operational reductions could prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry.

A portion of our marketable securities are invested in auction rate securities. In February 2008, the auction failed for our $1 million auction rate security. We believe that we will be able to liquidate the investment in auction rate security without significant loss within the next year, and we currently believe these securities are not significantly impaired as the underlying assets are generally student loans which are substantially backed by the federal government. Accordingly these auction rate securities are classified as short-term investments on our balance sheet. We have reviewed all other investments as of December 31, 2007 for impairment and concluded that their carrying value approximated their fair value.

Off-Balance Sheet Arrangements

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements. For non-financial assets and liabilities, the adoption of SFAS No. 157 has been deferred until January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluation the potential impact, if any of the adoption of SFAS No. 141 (R) and SFAS No. 160 on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements at December 31, 2007 and 2006 and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on December 31, 2007. The evaluation took into consideration the various changes in controls and remediation measures that the Company had made prior to December 31, 2007 to address material weaknesses in internal controls over financial reporting that were identified and reported in the Form 10-K filed for the period ended December 31, 2006 and subsequent Quarterly Reports on Form 10-Q filed prior to and for the quarter ended September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007, such that our controls and procedures were adequately designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In our 2006 Annual Report, we disclosed deficiencies in our internal control over financial reporting, as they existed as of December 31, 2006. These deficiencies constituted, individually or in the aggregate, material weaknesses in process and transaction controls as defined in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework. These material weaknesses, as they existed on December 31, 2006, and the corresponding remediation measures undertaken by management during 2007, are outlined as follows:

Revenue Recognition

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

•

To address revenue recognition initiation determination challenges relative to multi-element procedures where services are a significant component, we have taken the following actions: (i) generation of a revenue recognition fact sheet that outlines all relevant contract information necessary to inform proper revenue recognition; (ii) review and redefinition of our process around revenue initiation criteria in accordance with relevant revenue accounting standards; and (iii) improvement of our professional services management project tracking, communications, and reporting systems.

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

•	Revenue recognition training was performed with revenue team members, key members of management and sales people to educate those involved with contracts, revenue recognition and sales.

•	The improvements in processes and controls were incorporated into an updated revenue recognition policy and have been incorporated into our testing of internal controls.

Other than the items noted above, we have made no significant changes in our internal controls over financial reporting during the year ended December 31, 2007 that would materially affect, or are reasonably likely to materially affect our internal controls over financial reporting. As of December 31, 2007, we concluded that the above control enhancements implemented during 2007 successfully remediated the material weakness related to revenue recognition that was present as of December 31, 2006.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on this evaluation, management concluded that there are no material weaknesses in our internal controls over financial reporting as of December 31, 2007. Accordingly, management has concluded that the Company’s internal control over financial reporting as of December 31, 2007 was effective. A material weakness is defined in Public Company Accounting Oversight Board Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness disclosed as of December 31, 2006 under the Revenue Recognition heading has been remediated as of December 31, 2007. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

On March 11, 2008, the Compensation Committee of our Board of Directors approved the following option grants to executive officers under our Amended and Restated 2003 Equity Incentive Plan (the “Plan”): (i) options to purchase 125,000 shares of common stock were granted to Richard LaBarbera, our Chief Executive Officer;

(ii) options to purchase 100,000 shares of common stock were granted to Richard Davidson, our Chief Financial Officer; (iii) options to purchase 75,000 shares of common stock were granted to Scott Crowder, our Chief Technology Officer; and (iv) options to purchase 50,000 shares of common stock were granted to Alexander Fitzpatrick, our Senior Vice President and General Counsel. Vesting of all shares is contingent upon meeting certain financial targets, such that 100% of the options shall vest upon attainment of certain financial targets for the 2008 fiscal year. If such financial targets are not satisfied for the 2008 fiscal year, 50% of the options shall expire and the other 50% shall vest only upon attainment of board-approved financial targets for the 2009 fiscal year. In accordance with our option granting practices, the option grants will be effected April 1, 2008, with an exercise price per share equal to the closing sale price of our common stock as reported on that date.

Also on March 11, 2008, the Compensation Committee approved amendments to the Executive Employment Agreements with each of Mr. Davidson, Mr. Crowder and Mr. Fitzpatrick, to provide that if within the period two months prior to and two years following a change in control, the executive resigns for good reason or is terminated without cause, such executive officer will be eligible to receive (i) in a lump sum within fifteen business days after the date of termination, an amount equal to the sum of one hundred percent (100%) of his base salary in effect at the time of termination and one hundred percent (100%) of the maximum annual bonus for which he is eligible at the time of termination, (ii) health care coverage as in effect on the date of termination for twelve (12) months and (iii) immediately vesting of one hundred percent (100%) of all restricted stock, unvested stock options and other equity based compensation awards held by him as of the date of such termination.

PART III

Item 10. Directors and Executive Officers of the Registrant

We have a classified board of directors currently consisting of three Class I directors, two Class II directors and three Class III directors, who will serve until the annual meetings of stockholders to be held in 2010, 2008 and 2009, respectively, or until their respective successors are duly elected and qualified. The names, ages and positions of our directors and executive officers as of February 29, 2008 are listed below, together with a brief account of their business experience. There are no family relationships among any of our directors and executive officers.

Name	Age	Position(s)	Director Since
Class I directors:
Alfred R. Berkeley III (1)(3)(4)	63	Chairman of the Board of Directors	2003
Philip Heasley (1)(3)	58	Director	2003
Mitchell Tuchman (2)	51	Director	2007

Class II directors:
Robert J. Korzeniewski, C.P.A. (1)(2)	50	Director	2003
Deborah D. Rieman, Ph.D. (2)(3)	58	Director	2003

Class III directors:
Hector Garcia-Molina, Ph.D. (2)(3)	54	Director	2003
Harry E. Gruber, M.D. (5)	55	Director	2000
Richard LaBarbera (6)	59	President, Chief Executive Officer and Director	2007

Executive officers:
Richard Davidson	44	Chief Financial Officer
Alexander A. Fitzpatrick	41	Senior Vice President, General Counsel and Secretary
Scott Crowder	45	Chief Technology Officer

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating committee.
(4)	Alfred R. Berkeley was appointed chairman of the board of directors on February 8, 2007.
(5)	As of February 8, 2007, Dr. Gruber resigned as our president and Mr. Berkeley replaced Dr. H. Gruber as chairman of the board of directors. As of February 28, 2007 Dr. Gruber resigned as our chief executive officer. Dr. Gruber continues to serve on our board of directors.
(6)	On February 8, 2007 Richard LaBarbera, our then current chief operating officer, was appointed to the office of president. On February 28, 2007 Mr. LaBarbera was appointed to the office of chief executive officer and elected as a director.

Class I Directors (term expires 2010):

Alfred R. Berkeley III, 63, joined Kintera as a director in September 2003 and become chairman of our board of directors on February 2007. Mr. Berkeley currently serves as chairman and chief executive officer of Pipeline Trading Systems LCC. Mr. Berkeley also serves as a director of ACI Worldwide, Inc. Mr. Berkeley was appointed vice chairman of the Nasdaq Stock Market, Inc. in July 2000 and served through July 2003. Mr. Berkeley served as president of Nasdaq from 1996 until 2000. From 1972 to 1996, Mr. Berkeley served in a number of capacities at Alex. Brown & Sons, Inc., including managing director in the corporate finance department where he financed computer software and electronic commerce companies. Mr. Berkeley joined Alex. Brown & Sons, Inc. as a research analyst in 1972 and became a general partner in 1983. From 1985 to 1987, he served as head of information services for the firm. Mr. Berkeley serves and has served on a number of boards of both public and private companies, both for-profit and non-profit. Mr. Berkeley currently serves on the National Infrastructure Advisory Committee for the President. Mr. Berkeley served as a captain in the United States Air Force from 1968 to 1972. Mr. Berkeley holds a B.A. from the University of Virginia and received his M.B.A. from The Wharton School at the University of Pennsylvania.

Philip Heasley, 58, joined Kintera as a director in September 2003. Mr. Heasley is currently president and chief executive officer of ACI Worldwide, Inc., a provider of electronic and related payment services to banks, and has been since March 2005. Prior to that, beginning in 2003, he served as chairman and chief executive officer of Paypower LLC. From 2000 until 2003, Mr. Heasley served as chairman and chief executive officer of First USA Bank, the credit card subsidiary of Bank One Corp. Prior to joining First USA, Mr. Heasley spent 13 years in executive positions at U.S. Bancorp, including six years as vice chairman and the last two years as president and chief operating officer. Before joining U.S. Bancorp, Mr. Heasley spent 13 years at Citicorp, including three years as president and chief operating officer of Diners Club, Inc. Mr. Heasley currently serves as a director of Fidelity National Financial, Inc., Public Radio International and Catholic Charities of Minneapolis and St. Paul. Mr. Heasley was the past chairman of the board of directors of Visa USA, serving in that capacity for six years and also served on the board of directors for Ohio Casualty Corporation and Fair Isaac Corporation. Mr. Heasley holds a B.A. from Marist College and an M.B.A. from Bernard Baruch Graduate School of Business.

Mitchell Tuchman, 51 joined Kintera as a director in May 2007. Mr. Tuchman is currently a sub-advisor to Crestview Capital since January 2006, helping to oversee the firm’s $230 million microcap portfolio. From January 2001 to November 2005, Mr. Tuchman served as a consultant and sub-advisor to Apex Capital, LLC (“Apex”), an Orinda, California based hedge fund, where he advised on their technology micro-cap and special situations portfolio that grew from $30 million to $200 million. Mr. Tuchman continues to comanage with Apex, Net Market Partners, LP, a $28 million venture capital fund. From 1997 to 2000, Mr. Tuchman served as a troubleshooter for venture funds, helping venture-backed Internet companies to optimize their business models, develop strategies, consummate key strategic partnerships and raise capital. He was instrumental in positioning both C2B Technologies for sale to Inktomi and Net Market Makers in their sale to Jupiter Communications. From 1984 to 1997, he led several Silicon Valley companies through strategic transformations as an operating executive. Mr. Tuchman began his career at Atari, Inc., serving there from 1982 to 1984. Mr. Tuchman currently serves as a board member, sits on the audit committee and chairs the compensation committee for Workstream, Inc., a publicly traded company listed on the Nasdaq Capital Market. Mr. Tuchman also serves on the boards of directors of two California based charitable organizations, Community Association for Rehabilitation and National Center for Equine Facilitated Therapy. Mr. Tuchman holds an M.B.A. from Harvard University and a B.S.B.A. from Boston University, graduating with honors and distinction.

Class II Directors (term expires 2008):

Robert J. Korzeniewski, C.P.A., 50, joined Kintera as a director in September 2003. From 2000 until 2008, Mr. Korzeniewski served as executive vice president, corporate and business development of VeriSign, Inc. From 1996 until 2000, Mr. Korzeniewski served as chief financial officer of Network Solutions, Inc. Prior to joining Network Solutions, Mr. Korzeniewski held various senior financial positions at SAIC from 1987 until 1996. Mr. Korzeniewski holds a B.S. from Salem State College.

Deborah D. Rieman, Ph.D., 58, joined Kintera as a director in September 2003. Dr. Rieman currently manages a private investment fund. From July 1995 to December 1999, Dr. Rieman was the president and chief executive officer of CheckPoint Software Technologies, Inc., an Internet security software company. Prior to joining CheckPoint, Dr. Rieman held various executive and marketing positions with Adobe Systems Inc., a computer software company, Sun Microsystems Inc., a computer networking company, and Xerox Corporation, a diversified electronics manufacturer. Dr. Rieman also serves as a director of Corning Inc., Keynote Systems, Inc. and Tumbleweed Communications Corporation. Dr. Rieman holds a B.A. from Sarah Lawrence College and received her Ph.D. in mathematics from Columbia University.

Class III Directors (term expires 2009):

Richard LaBarbera, 59, has served as a director and as our President and Chief Executive Officer since February 2007. Mr. LaBarbera joined the Company as our Chief Operating Officer in February 2006. Prior to joining the Company, from July 2004 to February 2006 Mr. LaBarbera served as chief operations and services officer at Echopass Corporation, an integrated customer relationship management (“CRM”) software company. At Echopass, Mr. LaBarbera’s responsibilities included client renewals, customer service, professional services, support, custom application development, IT operations and provisioning. From November 2000 to August 2002, Mr. LaBarbera served as president of Niku Corporation, an enterprise software company now part of Computer Associates, that addresses client needs for CRM, portfolio management, resource and project management, and IT management and governance. While at Niku, Mr. LaBarbera was responsible for all operational components of the business, including development, marketing, sales, telesales, professional services and support. From October 1997 to November 2000, Mr. LaBarbera served as senior vice president and general manager of Sybase Inc.’s (NYSE: SY) enterprise solutions division, which was responsible for approximately $800 million of Sybase revenue. In this role, Mr. LaBarbera had direct responsibility for product development, product marketing, worldwide sales, support, education and global professional services functions. In addition, LaBarbera has served in executive roles at Siemens Nixdorf/Pyramid, Octel Communications, Amdahl, Storage Technology Corporation and IBM. Mr. LaBarbera has also served as an advisor and executive consultant to numerous technology companies including Xinify, Value Stream Group and Front Range Solutions. Mr. LaBarbera holds an M.B.A. from Georgia State University.

Harry E. Gruber, M.D., 55, co-founded Kintera and has served as a director since 2000. Dr. Gruber served as our President, Chief Executive Officer and Chairman of the Board of Directors until February 2007. Prior to founding Kintera, Dr. Gruber co-founded INTERVU Inc., a publicly held Internet video and audio delivery company, where he served as the Chief Executive Officer from 1995 to 2000, and which was acquired by Akamai Technologies, Inc. in 2000. In 1986, Dr. Gruber founded Gensia Pharmaceuticals, Inc. (subsequently known as SICOR Inc. which was acquired by Teva Pharmaceutical Industries Ltd.) and served as the Vice President, Research of the publicly held biotechnology firm from its inception until 1995. Dr. Gruber was also the founder of two additional public companies: Aramed, Inc., a central nervous system drug discovery company, and Viagene, Inc., a gene therapy company, which was acquired by Chiron Corporation. After completing his training in Internal Medicine, Rheumatology and Biochemical Genetics, Dr. Gruber served on the faculty at the University of California, San Diego from 1977 until 1986. Dr. Gruber previously served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania and as a member of the University of Pennsylvania Medical School Medical Alumni Leadership Council. He also previously served on the UCSD Foundation Board of Directors, where he headed the development committee. He is the author of over 100 original scientific articles and an inventor of 34 issued and numerous pending patents. Dr. Gruber holds a B.A. and an M.D. from the University of Pennsylvania.

Hector Garcia-Molina, Ph.D., 54, joined Kintera as a member of our Technical Advisory Board and has served as a director since September 2003. Dr. Garcia-Molina has been the Leonard Bosack and Sandra Lerner Professor in the Departments of Computer Science and Electrical Engineering at Stanford University since October 1995 and has served as chairman of the Department of Computer Science from January 2001 to December 2004. He has been a professor at Stanford University since January 1992. From August 1994 until December 1997, he was the director of the Computer Systems Laboratory at Stanford University. Dr. Garcia-Molina also serves on the board of directors of Oracle Corporation. Dr. Garcia-Molina holds a B.S. in Electrical Engineering from the Instituto Tecnologico de Monterrey, Mexico, and received his M.S. in Electrical Engineering and Ph.D. in Computer Science from Stanford University.

Executive Officers

Richard LaBarbera, 59, has served as a director and as our president and chief executive officer since February 2007. Mr. LaBarbera joined Kintera as our chief operating officer in February 2006. For additional information regarding Mr. LaBarbera, see above under “Class III Directors (term expires 2009).”

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

Alexander A. Fitzpatrick, 41, has served as our general counsel since 2004 and as our senior vice president and general counsel since 2005. Mr. Fitzpatrick was appointed as our secretary in May 2007. Prior to joining Kintera, Mr. Fitzpatrick worked with the strategic transactions division of Vivendi Universal Net USA Group, Inc., the U.S. group of software and internet companies owned by Vivendi Universal S.A., a French entertainment and telecommunications conglomerate, with primary responsibility for mergers and acquisitions. Prior to that position, Mr. Fitzpatrick was a member of the business and corporate departments of the law firms Latham & Watkins LLP and Cooley Godward LLP in San Diego and Rogers & Wells LLP in London, England. Mr. Fitzpatrick holds a B.S. in Mathematics from Georgetown University and his J.D. from the University of California, Berkeley Boalt Hall School of Law.

Scott Crowder, 45, has served as our chief technology officer since 2007. Prior to joining Kintera, Mr. Crowder served as chief operating officer of Entriq Corporation’s Application Service Provider business unit from September 2003 to April 2007. Prior to that position, Mr. Crowder worked for Inktomi Corporation, an internet software company focused on delivering scalable search and caching applications to major internet service providers, where he served as vice president of product operations from September 2000 to August 2002. Prior to Inktomi, Mr. Crowder served as senior vice president of technology services for Akamai/Intervu, from June 1998 to June 2000. From May 1985 to June 1998, Mr. Crowder served as director of advanced product support of Sprint Corporation, a telecommunications company. Prior to Sprint Corporation, Mr. Crowder served in the United States Air Force from February 1981 to May of 1985. Mr. Crowder led a team focused on providing telecommunications services for the 5th Combat Communications Group.

Audit Committee

The members of our audit committee are Alfred R. Berkeley III, Philip Heasley and Robert J. Korzeniewski, C.P.A. The audit committee oversees reviews and evaluates our financial statements, accounting and financial reporting processes, internal control functions and the audits of our financial statements. The audit committee is also responsible for the appointment, compensation, retention and oversight of our independent auditors. Our board of directors has determined that (i) Mr. Korzeniewski is an audit committee financial expert, as defined in the rules of the Securities and Exchange Commission (“SEC”), and (ii) all members of the audit committee are independent as independence is defined in Rule 4200(a)(15) of the applicable NASDAQ listing standards. The audit committee acts pursuant to a written charter.

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

Based solely on our review of such forms furnished to us and written representations from such reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders in 2007 were complied with.

Code of Ethics

Our board of directors has adopted a Code of Ethics that applies to all of our employees, officers and directors. The Code of Ethics is available at our website at www.kintera.com. Once on our home page, click on “About Us,” then “Investor Relations,” “Corporate Governance” and “Code of Ethics for Employees and Directors.” The policy is on this web page.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid to or earned by our Chief Executive Officers and our other two most highly compensated executive officers for years ended December 31, 2007 and 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	All Other Compensation ($)		Total ($)
Richard LaBarbera	2007	323,750	—	—	389,217	18,935	(2)	731,902
Chief Executive Officer	2006	264,808	—	—	291,682	29,566	(3)	586,056

Richard Davidson	2007	250,000	—	—	174,159	—		424,159
Chief Financial Officer	2006	200,769	—	—	239,212	—		439,981

Harry E. Gruber, M.D.	2007	38,268	—	—	191,710	238,385	(4)	468,363
Former Chief Executive Officer	2006	150,576	—	—	310,540	—		461,116

Alexander A. Fitzpatrick	2007	219,092	—	—	79,119	—		298,211
General Counsel	2006	195,000	60,000	—	81,516	—		336,516

(1)	Represents the dollar amount recognized for financial statement purposes with respect to fiscal 2006 or 2007, as applicable, for the fair value of stock options granted in prior fiscal years, in accordance with SFAS 123(R).
(2)	Mr. LaBarbera received $18,935 in the form of a housing allowance.
(3)	Mr. LaBarbera received approximately $14,907 in executive relocation benefits and $14,685 in the form of a housing allowance.
(4)	Dr. Gruber received approximately $209,718 in severance benefits when he resigned as Chief Executive Officer in March 2007, plus an additional $18,667 in board fees, and $10,000 in reimbursement of legal fees.

Outstanding Equity Awards at December 31, 2007

The following table sets forth for the number of securities underlying outstanding option awards under our equity compensation plans for each named executive officer as of December 31, 2007. There are no outstanding shares of restricted stock held by our named executive officers as of December 31, 2007.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Richard LaBarbera	153,847	171,153	(1)	2.56	2/13/2016
	0	500,000	(3)	1.70	4/2/2017
Richard R. Davidson	131,979	68,021	(2)	3.24	5/11/2015
	54,425	45,575	(2)	2.57	10/27/2015
	0	100,000	(4)	1.70	4/2/2017
	0	50,000	(1)	1.80	9/4/2017
Harry E. Gruber, M.D.	171,122	28,878	(2)	7.70	7/28/2014
	45,312	54,688	(1)	2.13	3/9/2016
	0	50,000	(1)	2.23	8/1/2017
Alexander A. Fitzpatrick	64,187	0		2.92	4/12/2014
	8,850	0		2.92	7/28/2014
	6,803	5,697	(2)	2.57	10/27/2015
	30,565	19,435	(2)	2.57	7/21/2015
	12,129	4,021	(2)	2.24	7/29/2014
	64,447	21,366	(2)	2.24	4/12/2014
	0	25,000	(1)	1.30	2/1/2017
	0	50,000	(1)	2.23	8/1/2017

(1)	The shares underlying this option vest over a four-year period; 25% of the options underlying the grant become exercisable on the first anniversary of the date of grant and the remaining 75% of shares with respect to such grant vest monthly over the remaining three years.
(2)	The shares underlying this option vest over a four-year period; 25% of the options underlying the grant become exercisable on the first anniversary of the date of grant and the remaining 75% of shares with respect to such grant vest daily over the remaining three years.
(3)	250,000 shares are subject to time-based vesting over 4 years, 125,000 will vest in full if the Company meets the achievement of board-approved targets for the 2008 fiscal year, and the remaining 125,000 will not vest because the vesting of these shares was to occur in full if the Company met the board-approved 2007 financial plan, which was not achieved.
(4)	50,000 shares are subject to time-based vesting over 4 years, 25,000 will vest in full if the Company meets the achievement of board-approved targets for the 2008 fiscal year, and the remaining 25,000 will not vest because the vesting of these shares was to occur in full if the Company met the board-approved 2007 financial plan, which was not achieved.

Employment Agreements

Executive Agreement with Richard LaBarbera

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

Executive Agreement with Richard Davidson

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

Executive Employment Agreement with Alexander A. Fitzpatrick

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

Director Compensation

The following table summarizes compensation that our directors (other than directors who are named executive officers) earned during 2007 for services as members of our board of directors.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Alfred R. Berkeley III (1), (2)	2007	—	31,333	85,851	—	117,184
Hector Garcia-Molina, Ph.D. (3)	2007	20,667	—	85,851	—	106,518
Philip Heasley (2), (4)	2007	—	22,667	85,851	—	108,518
Robert Korzeniewski (5)	2007	—	24,667	85,851	—	110,518
Deborah Reiman, Ph.D. (6)	2007	—	23,333	85,851	—	109,184
Dennis Berman (7)	2007	6,708	—	65,984	—	72,692
Mitch Tuchman (8)	2007	30,624	—	14,640	—	45,264

(1)	Mr. Berkeley receives $10,000 as chairman of the board of directors and $3,000 as chairman of Nominating Committee in addition to his non-employee director fees. He had options to purchase 150,000 shares of common stock outstanding as of December 31, 2007.
(2)	Members of the audit committee receive $3,000 in addition to their non-employee director fees.
(3)	Dr. Garcia-Molina had options to purchase 160,000 shares of common stock outstanding as of December 31, 2007.
(4)	Mr. Heasley had options to purchase 150,000 shares of common stock outstanding as of December 31, 2007.
(5)	Mr. Korzeniewski receives $6,000 as chairman of the audit committee in addition to his non-employee director fees. He had options to purchase 150,000 shares of common stock outstanding as of December 31, 2007.
(6)	Dr. Rieman receives $4,000 as chairman of the compensation committee in addition to her non-employee director fees. She had options to purchase 150,000 shares of common stock outstanding as of December 31, 2007.
(7)	Mr. Berman served as a member of the board from his resignation until July 2007.
(8)	Mr. Tuchman was elected to the board of directors in May 2007. He had options to purchase 50,000 shares of common stock outstanding as of December 31, 2007.

Summary of Director Compensation

For our fiscal year ended December 31, 2006 and through May 2, 2007, each of our non-employee directors earned a stipend of $1,000 per month of service. On May 3, 2007, and in connection with a report on director compensation by an independent consultant, our compensation committee proposed changes in our director compensation program that were adopted by our full board of directors that day. Commencing on May 3, 2007, our directors will be compensated on an annual basis as follows:

•	Each of our non-employee directors will receive a base fee of $25,000.

•	The chairman of our board of directors, who is a non-employee director, will receive an additional fee of $10,000.

•	The chairman of our audit committee will receive an additional fee of $6,000, and the other members of our audit committee will receive $3,000.

•	The chairman of our compensation committee will receive an additional fee of $4,000.

•	The chairman of our nominating committee will receive an additional fee of $3,000.

Directors are reimbursed for reasonable expenses incurred with attending board of director and committee meetings.

Also on May 3, 2007, our board of directors approved a program whereby non-executive directors can choose to receive restricted stock in lieu of cash compensation. The compensation committee adopted this plan in order to conserve cash that would otherwise be paid to such non-employee directors. Directors choosing to receive restricted stock instead of cash compensation will receive such grants once per calendar year under the 2003 Equity Incentive Plan. Vesting of the restricted stock will occur monthly on a pro rata basis, with 1/12 of the grant vesting on the first of each month of continued service as a non-employee director. Unvested restricted stock is subject to forfeiture in the event that the recipient terminates his or her service to the board. Beginning in 2008, such annual stock grants will be valued on the first trading day of each calendar year. Each non-employee director was also given the opportunity to elect to receive earned but unpaid director fees for periods prior to May 3, 2007 in the form of fully vested shares of restricted stock to be issued under the 2003 Equity Incentive Plan.

Upon election to our board of directors, each of our non-employee directors is granted an initial option to purchase up to 50,000 shares of our common stock at the then fair market value pursuant to the terms of our 2003 Equity Incentive Plan. In addition, each non-employee director is automatically granted an option to purchase up to 25,000 shares of our common stock if he or she remains on the board of directors on the date of each annual meeting of stockholders (unless he or she joined our board of directors within six months of such meeting). Twenty-five percent (25%) of such grants vest one year after their date of grant, and the remaining 75% are to vest in equal daily installments over a period of three years thereafter. Such vesting is conditioned on continued status as one of our directors. The options and unvested shares of restricted stock granted in accordance with the preceding paragraph will become fully vested immediately prior to a change in control of the Company. Our directors are also eligible for discretionary option grants under the terms of our 2003 Equity Incentive Plan. Other than as described above, our board of directors made no changes to our equity compensation grant practices for directors for the fiscal year ending December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans Information

Information about our equity compensation plans at December 31, 2007 is as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance(b)
Equity compensation plans approved by our stockholders(a)	6,596,310	$2.52	3,609,150

(a)	Includes our 2003 Equity Incentive Plan, 2004 Incentive Plan (Fundware) and our 2003 Employee Stock Purchase Plan. However, no future grants may be made under our 2000 Stock Option Plan.
(b)	Includes 1,581,564 shares reserved for issuance under our 2003 Employee Stock Purchase Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of the shares of our common stock as of February 29, 2008, by (i) each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock, (ii) each executive officer listed in the Summary Compensation Table, (iii) each of our directors and (iv) our current executive officers and directors as a group. The address for all named executive officers and directors is c/o Kintera, Inc., 9605 Scranton Road, Suite 200, San Diego, California 92121.

Except in cases in which community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such stockholder.

Name or Group of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned (1)

5% Stockholder:
Magnetar Capital Partners LLC (2) 1603 Orrington Avenue, 13th Floor Evanston, IL 60210	4,151,400		10.3%

Coghill Capital Management, LLC (3) One N. Wacker Dr., Suite 4350 Chicago, IL 60606	4,114,281		10.2%

Diker Management, LLC (4) 745 Fifth Avenue, Suite 1409 New York, NY 10151	4,069,662		10.1%

Financial & Investment Management Group, Ltd. (5) 111 Cass Street Traverse City, MI 49684	3,692,226		9.1%

Named Executive Officers:
Richard R. Davidson (6)	248,539		*
Richard LaBarbera (7)	367,678		*
Alexander Fitzpatrick (8)	216,142		*
Directors:
Harry E. Gruber, M.D. (9)	3,872,025		9.5%
Hector Garcia-Molina, Ph.D. (10)	111,095		*
Alfred R. Berkeley III (11)	220,392		*
Deborah D. Rieman, Ph.D. (12)	70,392		*
Robert J. Korzeniewski, C.P.A. (13)	122,392		*
Philip Heasley (14)	140,392		*
Mitchell Tuchman (15)	0		*
Executive officers and directors as a Group (10 persons):	5,369,047	(16)	12.8%

*	Represents less than 1%
(1)	Applicable percentage ownership is based on 40,396,905 shares of our common stock outstanding as of February 29, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares, subject to the applicable community property laws. Shares of our common stock subject to options or warrants currently exercisable, or exercisable within 60 days after February 29, 2008, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.
(2)

Based solely on information provided on a Schedule 13G/A filed by Magnetar Capital Partners LLC with the SEC on February 13, 2008. According the Schedule 13G/A, as of December 31, 2007, each of Magnetar Capital Partners, Supernova Management LLC and Alec N. Litowitz may be deemed to be the beneficial owners of 4,151,400 shares, Magnetar Investment Management may be deemed to beneficially own 2,031,702 shares and Magnetar Financial may be deemed to beneficially own 2,119,698 shares.
(3)	Based solely on information provided on a Schedule 13G/A filed by Coghill Capital Management LLC with the SEC on February 14, 2008. Pursuant to the Schedule 13G/A, CCM Master Qualified Fund, Ltd., Coghill Capital Management, L.L.C. and Clint D. Coghill are deemed to beneficially own and have shared voting and dispositive powers with respect to such shares. Mr. Coghill is the managing member of Coghill Capital Management, L.L.C., an entity which serves as the investment manager of CCM Master Qualified Fund, Ltd.
(4)	Based solely on information provided on a Schedule 13G/A filed by Diker Management, L.L.C. with the SEC on February 12, 2008. Pursuant to the Schedule 13G/A, as the sole general partner of the Diker Funds, Diker GP, LLP may be deemed to beneficially own and have shared voting and dispositive powers with respect to such shares. Diker Management, LLC serves as the investment manager of the Diker Funds. Accordingly, Diker Management may be deemed the beneficial owner of shares held by the Diker Funds. Charles M. Diker and Mark N. Diker are the managing members of each of Diker GP and Diker Management, and in that capacity direct their operations.
(5)	Based on information provided on a Schedule 13G filed by Financial & Investment Management Group, Ltd. with the SEC on January 29, 2008. According to the Schedule 13G, as of December 31, 2007, Financial & Investment Management Group, Ltd. is a registered investment advisor, managing individual client accounts. All shares represented on the Schedule 13G are held in accounts owned by the clients of Financial & Investment Management Group, Ltd. Because of this, Financial & Investment Management Group, Ltd. disclaims beneficial ownership.
(6)	Includes options to purchase 248,539 shares of our common stock exercisable within 60 days of February 29, 2008, held in the name of Mr. Davidson.
(7)	Includes options to purchase 367,678 shares of our common stock exercisable within 60 days of February 29, 2008, held in the name of Mr. LaBarbera.
(8)	Includes options to purchase 216,142 shares of our common stock exercisable within 60 days of February 29, 2008, held in the name of Mr. Fitzpatrick.
(9)	Based solely on information provided on a Schedule 13G filed by Harry E. Gruber, M.D. with the SEC on February 12, 2008. Includes options to purchase 240,959 shares of our common stock exercisable within 60 days of February 29, 2008, held in the name of Dr. Gruber.
(10)	Includes options to purchase 111,095 shares of our common stock exercisable within 60 days of February 29, 2008, held in the name of Dr. Garcia-Molina.
(11)	Includes options to purchase 101,095 shares of our common stock exercisable within 60 days of February 29, 2008, held in the name of Mr. Berkeley.
(12)	Includes options to purchase 51,095 shares of our common stock exercisable within 60 days of February 29, 2008, held in the name of Dr. Rieman.
(13)	Includes options to purchase 101,095 shares of our common stock exercisable within 60 days of February 29, 2008, held in the name of Mr. Korzeniewski.
(14)	Includes options to purchase 101,095 shares of our common stock exercisable within 60 days of February 29, 2008, held in the name of Mr. Heasley.
(15)	Mr. Tuchman was appointed to our Board of Directors on May 18, 2007.
(16)	Current executive officers include Mr. LaBarbera, Mr. Davidson, Mr. Fitzpatrick and Mr. Crowder.

Item 13. Certain Relationships and Related Transactions

Related Person Transactions

None.

Procedures for Approval of Related Party Transactions

Pursuant to the charter of our audit committee, all transactions between us and any of our directors, executive officers or related parties are subject to review by our audit committee.

Board Member Independence

As required by NASDAQ listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent”, as affirmatively determined by the listed company’s board of directors. Consistent with these considerations, our board of directors has determined that all of the members of the board of directors are “independent” as independence is defined in the applicable NASDAQ listing standards except for Dr. Gruber and Mr. LaBarbera. Dr. Gruber is our former Chief Executive Officer, and Mr. LaBarbera is our Chief Executive Officer and President.

Item 14. Principal Accountant Fees and Services

Fees Paid to Ernst & Young LLP

The following table sets forth the aggregate fees billed to us for the fiscal years ended 2007 and 2006 by Ernst & Young LLP:

	Fiscal 2007	Fiscal 2006
Audit Fees (1)	$958,599	$998,136
Audit-Related Fees (2)	$—	$23,093
Tax Fees	$—	$—
All Other Fees	$—	$24,243

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to due diligence in connection with acquisitions, audits of acquired companies, and consultations not meeting the definition of audit fees.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval. The chairperson of the Audit Committee is also authorized, pursuant to delegated authority, to pre-approve additional services of up to $35,000 per engagement on a case-by-case basis, and such approvals are communicated to the full Audit Committee at its next meeting. This authority may be delegated to any other member of the Audit Committee as well.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included.

(b)	Exhibits:

Exhibit Number	Description of Document
3.2(2)	Amended and Restated Certificate of Incorporation of the Registrant
3.4(13)	Amended and Restated Bylaws of the Registrant
3.5(11)	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock of Kintera, Inc.
4.1(4)	Specimen Common Stock Certificate
4.2(11)	Rights Agreement, dated as of January 25, 2006, between the Registrant and U.S. Stock Transfer Corp.
10.1(1)#	Form of Indemnity Agreement for directors and executive officers of the Registrant
10.2(4)#	2000 Stock Option Plan and form of Option Agreement thereunder, as amended
10.3(9)#	Amended and Restated 2003 Equity Incentive Plan and form of Option Agreement thereunder, as amended
10.4(2)#	2003 Employee Stock Purchase Plan and form of Subscription Agreement thereunder
10.6(2)	San Diego Tech Center Office Building Lease dated as of August 7, 2000 by and between the Registrant and San Diego Tech Center, LLC, as amended
10.10(5)	Form of Securities Purchase Agreement among the Company and the investors identified on the signature pages thereto, dated as of July 12, 2004
10.11(5)	Form of Registration Rights Agreement by and among the Company and the investors identified on the signature pages thereto, dated July 12, 2004
10.12(7)	Form of Securities Purchase Agreement among the Company and the investors identified on the signature pages thereto, dated as of November 29, 2004
10.13(7)	Form of Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated as of November 29, 2004
10.14(12)	Sublease Agreement between Intuit, Inc. and American Fundware Holding Company, Inc., dated December 3, 2004
10.15(9)#	Amended and Restated 2004 Equity Incentive Plan (Fundware) and related Form of Stock Option Agreement, as amended
10.16(10)	Securities Purchase Agreement among the Company and the investors identified on the signature pages thereto, dated November 21, 2005
10.17(10)	Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated November 21, 2005
10.18(10)	Form of Warrant issued to investor at the closing of the November 21, 2005 private placement
10.19(15)	Securities Purchase Agreement among the Company and the investors identified on the signature pages thereto, dated as of December 12, 2006
10.20(15)	Registration Rights Agreements among the Company and the investors identified on the signature pages thereto, dated as of December 12, 2006
10.21(15)	Warrant Amendment Agreement among the Company and the investors identified on the signature pages thereto, dated as of December 12, 2006
10.22(15)	Form of Warrant issued by the Company to the investors at the closing of the December 12, 2006 private placement

Exhibit Number	Description of Document
10.23(16)#	Release of All Claims Agreement, dated May 17, 2007, by and between the Company and Harry E. Gruber
10.24(16)#	Release of All Claims Agreement, dated May 18, 2007, by and between the Company and Dennis Berman
10.25(16)#	Executive Employment Agreement, dated August 1, 2007, by and between the Company and Richard LaBarbera
10.26(14)#	Change in Control and Severance Agreement between the Company and Alexander A. Fitzpatrick, dated October 4, 2007
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Indicates management contract or compensatory plan.
(1)	Filed with initial Registration Statement on Form S-1 (File No. 333-109169) dated September 26, 2003.
(2)	Filed with Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-109169) dated November 4, 2003.
(3)	Filed with Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-109169) dated November 28, 2003.
(4)	Filed with Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-109169) dated December 10, 2003.
(5)	Filed on Current Report on Form 8-K on July 13, 2004.
(6)	Filed on Current Report on Form 8-K/A on November 3, 2004.
(7)	Filed on Current Report on Form 8-K on November 30, 2004.
(8)	Filed on Current Report on Form 8-K on December 9, 2004.
(9)	Filed with Registration Statement on Form S-8 (File No. 333-28927) dated October 11, 2005.
(10)	Filed on Current Report on Form 8-K on November 21, 2005.
(11)	Filed on Current Report on Form 8-K on January 25, 2006.
(12)	Filed as Exhibit 10.13 to Annual Report on Form 10-K on March 16, 2005.
(13)	Filed on Current Report on Form 8-K on November 5, 2007.
(14)	Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q on November 7, 2007.
(15)	Filed on Current Report on Form 8-K on December 13, 2006.
(16)	Filed as exhibit to Quarterly Report on Form 10-Q on August 9, 2007.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2008

KINTERA, INC.

By:	/s/ RICHARD LABARBERA
Richard LaBarbera
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RICHARD LABARBERA Richard LaBarbera	Chief Executive Officer, President and Director (Principal Executive Officer)	March 17, 2008

/S/ RICHARD R. DAVIDSON Richard R. Davidson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008

/S/ ALFRED R. BERKELEY III Alfred R. Berkeley III	Chairman of the Board	March 17, 2008

/S/ HECTOR GARCIA-MOLINA, PH.D. Hector Garcia-Molina, Ph.D.	Director	March 17, 2008

/S/ DEBORAH D. RIEMAN, PH.D. Deborah D. Rieman, Ph.D.	Director	March 17, 2008

/S/ PHILIP HEASLEY Philip Heasley	Director	March 17, 2008

/S/ MITCHELL TUCHMAN Mitchell Tuchman	Director	March 17, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kintera, Inc.

We have audited the accompanying consolidated balance sheets of Kintera, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kintera, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Diego, California

March 14, 2008

KINTERA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$6,556	$11,548
Marketable securities	2,848	7,384
Restricted cash	12,429	15,381
Accounts receivable, net of allowance for doubtful accounts of $320 and $915 at December 31, 2007 and December 31, 2006	4,174	6,346
Prepaid expenses and other current assets	1,024	709
Deferred costs	1,123	581

Total current assets	28,154	41,949

Property and equipment, net	4,173	1,818
Software development costs, net	1,686	1,703
Other assets	54	83
Intangible assets, net	3,914	7,651
Goodwill	12,017	12,017

Total assets	$49,998	$65,221

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$1,881	$2,349
Accrued expenses	820	1,390
Accrued employee benefits and severance	1,513	2,242
Donations payable	12,429	15,381
Short-term notes payable	1,021	—
Deferred revenue	15,513	17,748

Total current liabilities	33,177	39,110
Notes payable	2,161	—
Deferred rent and other	628	509
Deferred tax liability	441	—

Total liabilities	36,407	39,619

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares outstanding at December 31, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value, authorized 60,000 shares authorized, 40,397 and 40,098 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	40	40
Additional paid-in capital	157,426	153,642
Accumulated other comprehensive income	2	12
Accumulated deficit	(143,877)	(128,092)

Total stockholders’ equity	13,591	25,602

Total liabilities and stockholders’ equity	$49,998	$65,221

See accompanying Notes to Consolidated Financial Statements.

KINTERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2007	2006
Net revenue	$44,935	$41,103
Cost of revenue	15,851	18,394

Gross profit	29,084	22,709

Operating expenses:
Sales and marketing	19,353	25,450
Product development and support	6,338	9,340
General and administrative	14,910	18,918
Amortization of purchased intangibles	2,451	2,996
Restructuring	2,274	—

Total operating expenses	45,326	56,704

Operating loss	(16,242)	(33,995)

Interest income (expense) and other, net	916	925

Loss before income taxes	(15,326)	(33,070)
Provision for income taxes	459	53

Net loss	$(15,785)	$(33,123)

Loss per common share—basic and diluted	$(0.39)	$(0.93)

Weighted average common shares outstanding	39,972	35,798

See accompanying Notes to Consolidated Financial Statements.

KINTERA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(shares and dollars in thousands)

	Common stock		Additional paid-in capital	Deferred compensation	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2006	36,252	$36	$147,824	$(3,874)	$(77)	$(94,969)	$48,940
Elimination of deferred compensation upon the adoption of SFAS123(R)	—	—	(3,874)	3,874	—	—	—
Issuance of common stock, net of $525 in issuance costs	4,000	4	4,475	—	—	—	4,479
Issuance of common stock under employee stock option and purchase plans	254	—	269	—	—	—	269
Stock-based compensation expense	—	—	4,498	—	—	—	4,498
Stock-based compensation expense to consultants	—	—	29	—	—	—	29
Shares released from escrow in connection with contingent consideration in acquisition	—	—	314	—	—	—	314
Issuance of common stock in connection with litigation settlement	72	—	107	—	—	—	107
Cancellation of stock certificates in connection with extinguishment of acquisition contingencies	(480)	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(33,123)	(33,123)
Unrealized gain on marketable securities	—	—	—	—	89	—	89

Comprehensive loss							(33,034)

Balance at December 31, 2006	40,098	40	153,642	—	12	(128,092)	25,602
Issuance of common stock under employee stock option and purchase plans	222	—	335	—	—	—	335
Stock-based compensation expense	—	—	3,317	—	—	—	3,317
Stock-based compensation expense for board fees paid in lieu of cash	19	—	32	—	—	—	32
Stock issued for board fees accrued during 2006	58	—	100	—	—	—	100
Comprehensive loss:
Net loss	—	—	—	—	—	(15,785)	(15,785)
Unrealized loss on marketable securities	—	—	—	—	(10)	—	(10)

Comprehensive loss							(15,795)

Balance at December 31, 2007	40,397	$40	$157,426	$—	$2	$(143,877)	$13,591

See accompanying Notes to Consolidated Financial Statements.

KINTERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(15,785)	$(33,123)
Adjustments to reconcile loss to net cash used in operating activities:
Bad debt expense	(465)	(61)
Depreciation	1,356	1,948
Amortization of software development costs	1,011	999
Amortization of intangible assets	2,451	2,996
Amortization of premium (accretion of discount) on securities	(24)	25
Forgiveness of employee notes	24	83
Deferred income taxes	441	—
Non-cash restructuring charges	1,107	—
Impairment of software development costs	18	577
Stock-based compensation	3,349	4,527
Common stock issued as litigation settlement	—	107
Loss on disposal of property and equipment	213	19
Changes in assets and liabilities:
Accounts receivable	2,611	(301)
Prepaid expenses and other current assets	363	1,474
Deferred costs	(542)	(581)
Accounts payable and accrued expenses	(938)	734
Accrued employee benefits and severance	(729)	(168)
Donations payable to customers	(2,952)	4,093
Restricted cash	2,952	(4,093)
Deferred revenue	(1,973)	5,833
Deferred rent	119	398

Cash used in operating activities	(7,393)	(14,514)

INVESTING ACTIVITIES
Purchases of marketable securities	(10,616)	(5,995)
Sales and maturities of marketable securities	15,166	20,544
Purchases of property and equipment	(914)	(280)
Additions to software development costs	(1,015)	(861)
Other assets	29	162

Cash provided by investing activities	2,650	13,570

FINANCING ACTIVITIES
Payments under financing arrangement and capital lease	(584)	(580)
Proceeds from sale of common stock	—	4,479
Proceeds from issuance of common stock under employee stock option and purchase plans	335	269

Cash (used in) provided by financing activities	(249)	4,168

Net decrease in cash and cash equivalents	(4,992)	3,224
Cash and cash equivalents, beginning of year	11,548	8,324

Cash and cash equivalents, end of year	$6,556	$11,548

Supplemental disclosure of cash flow information:
Cash paid for taxes	$18	$53

Cash paid for interest	$62	$19

Supplemental disclosure for non-cash investing and financing activities:
Value of shares released from escrow in connection with contingent consideration	$—	$314
Unrealized gain (loss) on investments	$(10)	$89
Purchase of equipment under note payable	$3,064	$—

See accompanying Notes to Consolidated Financial Statements.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies

Description of Business

Kintera, Inc. (the “Company”) was incorporated in the state of Delaware on February 8, 2000. The Company is a provider of software and services that enable nonprofit organizations to use the Internet to increase donations, reduce fundraising costs, manage complex finances for nonprofit organizations and governments and build awareness and affinity for an organization’s cause by bringing their employees, volunteers and donors together in online, interactive communities.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

2008 Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2007, the Company has an accumulated deficit of $143.9 million. The Company’s long term operating success will depend on its ability to introduce and market enhancements to its existing products and services in a timely manner, which meet customer requirements and to respond to competitive pressures and technological advances. In order for the Company to achieve positive operating results and positive cash flows, it will need to increase in the level of revenues or reduce operating costs. If events or circumstances occur such that the Company does not meet its operating plan as expected, the Company may be required to reduce certain discretionary spending, which could have a material adverse effect on its ability to achieve its intended business objectives.

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

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

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

No customers generated greater than 10% of total net revenue in 2007 or 2006. No customer’s balance amounted to greater than 5% of accounts receivable as of December 31, 2007.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Disposable Long-Lived Assets, the Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company recorded impairment losses of $18 and $577 on software development costs, in the years ended December 31, 2007 and December 31, 2006, and recorded asset impairment losses of $1,340 related to restructuring.

Impairment of Goodwill

Goodwill is evaluated for potential impairment annually, during the fourth quarter, by comparing the fair value of a reporting unit to its carrying value, including recorded goodwill. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined would be recorded in the current period. To date there has been no impairment of the Company’s recorded goodwill.

Revenue Recognition

The Company derives revenue from fees paid by nonprofit organizations related to the use of Kintera Sphere as well as from the Company’s service offerings for wealth profiling and screening, advocacy campaigns

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

and directed giving, from licenses of the Company’s prepackaged accounting software and from multiple element arrangements that may include any combination of these items. Revenue derived from the Company’s software as a service is recognized in accordance with the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Under SAB No. 104, revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (upon contract signing or receipt of an authorized purchase order from the customer); (2) delivery has occurred (upon performance of services in accordance with contract specifications); (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties (credit terms extending beyond twelve months or significantly longer than is customary are deemed not to be fixed and determinable); and (4) collection is reasonably assured (there are no indicators of non-payment based upon history with the customer and/or upon completion of credit procedures). Under EITF Issue No. 00-21, revenue is recognized when all of the following criteria are met: (1) the delivered element(s) has value to the customer on a standalone basis; (2) there is objective and reliable evidence of fair value of the undelivered element(s); and (3) if the arrangement includes a general right of return relative to the delivered element(s). Billings made or payments received in advance of providing services are deferred until the period these services are provided. If at the outset of an arrangement it is determined that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due. If at the outset of an arrangement it is determined that collectibility is not probable, revenue is deferred until the receipt of payment.

For arrangements with multiple elements, revenue recognition is based on the individual units of accounting determined to exist in the arrangement. A delivered item(s) is considered a separate unit of accounting when the delivered item(s) has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered item(s) and, if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. Items are considered to have stand-alone value when they are sold separately by any vendor or the customer could resell the item on a stand-alone basis. Fair value of an item is generally the price charged for the product when regularly sold on a stand-alone basis. When objective and reliable evidence of fair value exists for all units of accounting in an arrangement, arrangement consideration is generally allocated to each unit of accounting based upon their relative fair values. In those instances when objective and reliable evidence of fair value exists for the undelivered item(s) but not for the delivered items, the residual method is used to allocate arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate fair value of the undelivered item(s). When the Company is unable to establish stand-alone value for delivered item(s) or when fair value of an undelivered item(s) has not been established, as generally is the case for the upfront payments for activation, implementation, maintenance, and use of Kintera Sphere, a single unit of accounting is deemed to exist and revenue is generally recognized on a straight-line basis over the entire term of the arrangement. When contingent payments are received for the elements the Company recognizes these payments over the remaining term of the arrangement. Costs relating to activation and implementation are capitalized and expensed over the remaining term of the arrangement.

The Company’s arrangements that contain multiple elements have been contracts that include upfront payments for a combination of the following: activation fees, data screening arrangements, implementation, periodic fees for the Company’s software service plan, maintenance and support, professional services and transaction fees tied to the donations and purchases that are processed. Revenue associated with agreements that are predominately service plan, maintenance and support is deferred and recognized on a straight-line basis over the greater of the contract term or estimated customer life, which in general ranges from twelve to thirty-six

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

months. Revenue associated with agreements that are not predominately service plan, maintenance and support, which may include implementation services, is deferred until the final element is delivered and recognized on a straight-line basis over the greater of the remaining contract life or remaining estimated customer life. Revenue related to transaction fees for donations made through the website are recognized as services are provided. Credit card fees directly associated with processing customer donations and billed to customers are excluded from revenue in accordance with EITF Issue 99-19. Reporting Revenue Gross as a Principal verses Net as an Agent.

Revenue from software licenses and related installation, training and consulting services is recognized in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-4. License revenue is generally recognized up-front upon delivery of the licensed software, with arrangement consideration allocated to the license element using the residual method. This methodology is used when there is vendor-specific objective evidence (“VSOE”) of fair value for the remaining deliverables and when the remaining services to be provided do not involve the significant production, modification or customization of the licensed software. If VSOE of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of the final element occurs or when fair value can be established. Revenue from postcontract customer support services is recognized separately on a straight-line basis over the term of the support period. VSOE for postcontract customer support services is based on customer renewal rates. Revenue from installation, training and consulting services is generally recognized separately as the services are performed. VSOE for installation, training and consulting services is based on the normal pricing practices for those services when regularly sold on a stand-alone basis. In order for the installation, training and consulting services to be accounted for separately, sufficient VSOE must exist to permit allocation to the various elements of the arrangement, the services must not be essential to the functionality of any other element of the transaction and the services must be described in the contract such that the total price of the arrangement would be expected to vary as a result of the inclusion or exclusion of the services. For arrangements with services that are essential to the functionality of the software but do not involve the significant production, modification or customization of the licensed software, the license and related service revenue are recognized upon the latter of the delivery of the license and the completion of the services, with the residual method utilized for the remaining elements in the contract.

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

Internal Use Software

The Company accounts for Internal Use Software Development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). In accordance with SOP 98-1, costs to develop internal use computer software during the application development stage are capitalized. Internal use capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to three years and are included in cost of revenue in the accompanying consolidated statements of operations. The Company reviews the software that has been capitalized for impairment on an annual basis, or more frequently when events or changes in circumstances indicate the software might be impaired. Impairment losses are included in operating expenses in the accompanying consolidated statements of operations.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following table summarizes the total amount of software costs capitalized and impaired for internal use software during the years ended December 31, 2007 and 2006.

	Years ended December 31,
	2007	2006
Internal Use Software – SOP 98-1
Capitalized costs	$729	$861
Impairment losses	$18	$577

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

The following table summarizes the total amount of software costs capitalized and impaired for marketed software during the years ended December 31, 2007 and 2006.

	Years ended December 31,
	2007	2006
Marketed Software – SFAS 86
Capitalized costs	$286	$—

Advertising Costs

All advertising costs are expensed when incurred. Advertising costs were $226 and $1,083 for the years ended December 31, 2007 and 2006, respectively.

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

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

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

At December 31, 2007, the Company had total deferred tax assets of $49,939. The deferred tax assets consist primarily of federal and state tax net operating loss (“NOL”) carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the deferred tax assets. Additionally, the future utilization of the NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

The Company has not yet completed an analysis of its ability to utilize its research and development credit carryforwards. Until this analysis has been completed, the Company has removed the deferred tax assets related to its research and development credit carryforwards of $4.1 million generated through 2007 from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. As a result, the Company has no unrecognized tax benefits as of December 31, 2007. When the analysis of the research and development tax credits is finalized, the Company will update its deferred tax asset schedule and its analysis of unrecognized tax benefits under FIN 48. However, at this time, the Company cannot estimate how much the unrecognized tax benefits may change. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company’s practice is to recognize interest and/or penalties accrued on any unrecognized tax benefits as a component of income tax expense. Upon adoption of FIN 48 on January 1, 2007, the Company did not have any interest or penalties associated with unrecognized tax benefits, nor was any interest or penalties recognized during the 12 months ended December 31, 2007.

The Company is subject to taxation in the U.S. federal jurisdiction and various state jurisdictions. The Company’s tax years for 2000 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

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

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Years ended December 31,
	2007	2006
Numerator
Net loss	$(15,785)	$(33,123)

Denominator
Basic and diluted
Weighted average common shares outstanding	40,213,499	36,475,440
Less: weighted average shares held in escrow related to completed acquisitions	(241,404)	(677,009)

Denominator in basic calculation	39,972,095	35,798,431

Basic and diluted net loss per share	$(0.39)	$(0.93)

The following table summarizes potential common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive:

	December 31,
Common Stock Equivalents	2007	2006
Common stock subject to repurchase	186,460	346,421
Options to purchase common stock	6,596,310	6,045,298
Warrants to purchase common stock	3,020,000	3,020,000

	9,802,770	9,411,719

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

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

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

Amount Allocated to Goodwill

In accordance with Emerging Issue Task Force (“EITF”) No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the portion of additional consideration not affected by employment termination is recorded as additional purchase price, as the consideration is unrelated to continuing employment with the Company. Such portion is allocated to goodwill. As of December 31, 2007 there are approximately 186,000 shares subject to contingent consideration provisions from previous acquisitions that may be issued. The Company recorded $0 and $313 in additional contingent consideration in goodwill during years ended December 31, 2007 and 2006, respectively, relating to earnout provisions for prior acquisitions as follows:

Common Stock Equivalents	Year ended December 31, 2006
Prospect Information Network acquired in February 2004	$124
Giving Capital Network acquired in September 2004	189

Total	$313

Amount Allocated to Compensation Expense

In accordance with EITF 95-8, the value associated with additional consideration related to stock or options that vest between the acquisition date and the date at which the contingency is satisfied is recorded as a charge to stock compensation expense because the consideration is related to continuing employment with the Company and will only be earned to the extent that the holder of such options or restricted stock continues to be employed by the Company and meets the vesting requirements. The Company expenses the value over the remaining vesting period of the underlying restricted stock and unvested options. In the event that a holder does not fully vest in the restricted stock or unvested options, expense is adjusted to reflect forfeitures.

On October 9, 2007, 56,000 shares subject to contingent consideration were released. The contingent consideration is measured based on revenues recognized in accordance with Generally Accepted Accounting

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Principles. Although the contingency was not fulfilled using the Company’s current revenue recognition methodologies, during the third quarter of 2007 the Company concluded that if the contingency was applied using the historical licensed software methodologies of Prospect Information Network that these shares would have been released as defined by the contingent consideration agreement. In connection with the release of these restricted shares to the Company’s employees, the Company recorded stock-based compensation expense of $101 during the year ended December 31, 2007.

Restructuring Costs

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

New Accounting Pronouncements Not Yet Adopted

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial statements. For non-financial assets and liabilities, the adoption of SFAS No. 157 has been deferred until January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141 (R) and SFAS No. 160 on the Company’s consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation, as a result of internal corporate restructuring and modifications to the way management runs the business. Amounts from

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

accrued expenses generally relating to employee bonuses in the amount of $386 were reclassified to accrued employee benefits. Amounts from operating expenses generally related to data and support services revenue in the amount of $6,292 for the year ended December 31, 2006 were reclassified to cost of revenue.

The following table presents the impact of these reclassifications on the Company’s previously reported condensed consolidated statements of operations for the twelve months ended December 31, 2006.

	Year ended December 31, 2006
	As Reported	Reclass	As Reclassified
Net revenues	$41,103		$41,103
Cost of Revenue	12,102	6,292	18,394

Gross profit	29,001	(6,292)	22,709

Operating expenses:
Sales and marketing	25,183	267	25,450
Product development and support	9,340		9,340
General and administrative	25,477	(6,559)	18,918
Amortization of purchased intangibles	2,996		2,996

Total operating expenses	62,996	(6,292)	56,704

Operating loss	(33,995)	—	(33,995)
Interest income (expense) and other, net	925		925

Loss before income taxes	(33,070)	—	(33,070)
Provision for income taxes	53		53

Net loss	$(33,123)	$—	$(33,123)

Loss per common share—basic and diluted	$(0.93)	$—	$(0.93)

Weighted average common shares outstanding	35,798	35,798	35,798

2. Restructuring Program

In March 2007, the Company announced and began implementation of a restructuring program. The Company’s Board of Directors approved management’s plan, including the estimated amounts of the charges, on March 28, 2007. The workforce reduction was implemented as a means to reduce ongoing operating expenses by restructuring the Company’s operations and reducing its workforce. The restructuring program was completed as of June 30, 2007. The restructuring program consisted of the elimination of 16% of the workforce, the restructuring of the Company’s sales compensation plan, the elimination of certain lines of business and the abandonment of certain long-lived fixed assets. The total amount incurred for termination benefits was $1,157, which included $553 payable to certain former executive officers as described below. The Company recorded $1,157 during the year ended December 31, 2007, for such termination benefits which are included in restructuring charges in the condensed consolidated statement of operations.

In May 2007, the Company agreed to the terms of severance arrangements for Dr. Harry E. Gruber, former Chief Executive Officer of the Company, who remained on the board of directors of the Company, and Dennis Berman, former Executive Vice President of the Company. At the election of the former executives, these

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

severance liabilities may be settled in shares of common stock, notwithstanding the Company’s failure to achieve certain operational performance metrics. The severance arrangements with Dr. Gruber and Mr. Berman have a total cost of approximately $553.

In connection with the restructuring program the Company identified certain intangible assets with a net carrying value of $1,439 as of December 31, 2006 which are associated with certain lines of business eliminated as of March 31, 2007. The impairment of assets was recorded in the three months ended March 31, 2007 amounted to approximately $1,286 and is included in restructuring charges in the condensed consolidated statement of operations. These intangible assets were written-off as of March 31, 2007.

In connection with the restructuring program the Company also identified certain fixed assets with a net carrying value of $70 as of December 31, 2006 which were abandoned March 31, 2007. The impairment of these assets was recorded in the three months ended March 31, 2007 amounted to approximately $54 and is included in restructuring charges in the condensed consolidated statement of operations. These fixed assets were written off as of March 31, 2007.

In connection with the restructuring program the Company disposed of certain product lines during the year ended December 31, 2007, with such disposals resulting in a net gain of $223, which is included in restructuring charges in the condensed consolidated statement of operations. The net gain was the result of the recognition of $262 of deferred revenue offset by $26 of receivables sold, $3 of capitalized software sold and net cash paid of $10.

The following table shows the activity related to the restructuring program for the year ended December 31, 2007:

	Termination Benefits	Asset Impairments	Other	Total
Liability at December 31, 2006	$—	$—	$—	$—
Charged to expense	1,157	1,340	(223)	2,274
Non-cash charges	—	(1,340)	233	(1,107)
Cash payments	(907)	—	(10)	(917)

Liability at December 31, 2007	$250	$—	$—	$250

The liability at December 31, 2007 relates to termination benefits payable to certain former executive officers with payment of cash thereof primarily contingent upon the achievement of certain operational performance metrics, as defined in the respective severance agreements, for two fiscal quarters. The first quarter of those operational performance metrics was achieved during the three months ended September 30, 2007 and termination benefits of $210 were paid on November 30, 2007. Upon achievement of the second quarter of those operational performance metrics, an additional $210 will be paid. At the election of the former executives, these amounts may be settled in shares of common stock, notwithstanding the Company’s failure to achieve those operational performance metrics.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

3. Marketable Securities

The Company has classified all investments as available-for-sale, which are summarized as follows:

December 31, 2007	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Certificates of deposit	$1,344	$—	$—	$1,344
Auction rate security	1,000	—	—	1,000
U.S. Government/Agency	502	2	—	504

	$2,846	$2	$—	$2,848

December 31, 2006	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Certificates of deposit	$1,344	$—	$(2)	$1,342
Auction rate security	1,000	—	—	1,000
Corporate Bonds	1,653	1	(1)	1,653
U.S. Government/Agency	3,375	23	(9)	3,389

	$7,372	$24	$(12)	$7,384

In February 2008, the auction failed for the $1 million auction rate security held by the Company. The Company believes it will be able to liquidate the investment in auction rate security without significant loss within the next year, and we currently believe these securities are not significantly impaired as the underlying assets are generally student loans which are substantially backed by the federal government. Accordingly these auction rate securities are classified as short-term investments on our balance sheet. The Company has reviewed all other investments as of December 31, 2007 for impairment and concluded that their carrying value approximated their fair value.

As of December 31, 2007, investments with a remaining maturity of one year or less amounted to $1,752, investments with a remaining maturity of greater than one year and less than five years amounted to $96 and investments with a remaining maturity of greater than five years amounted to $1,000. The Company realized a net gain $8 from the sale of securities in 2006. No gains or losses were realized from the sale of securities in 2007.

4. Balance Sheet Details

Accounts receivable consists of the following:

	December 31,
	2007	2006
Accounts receivable	$3,775	$6,950
Unbilled accounts receivable	719	311

	4,494	7,261
Less: allowance for doubtful accounts	(320)	(915)

	$4,174	$6,346

Bad debt expense was $(465) and $(61) for the years ended December 31, 2007 and 2006, respectively.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Prepaid expenses and other current assets consist of the following:

	December 31,
	2007	2006
Prepaid expenses	$887	$441
Interest receivable	79	125
Other current assets	58	143

	$1,024	$709

Property and equipment consist of the following:

		December 31,
Class	Useful Life	2007	2006
Computer equipment	3 - 5	$6,161	$6,706
Purchased software	3	989	1,019
Office equipment	5	324	528
Furniture and fixtures	5	686	682
Leasehold improvements	lease term	129	487
Construction in process	N/A	307	—

		8,596	9,422
Less: accumulated depreciation and amortization		(4,423)	(7,604)

Net property and equipment		$4,173	$1,818

Depreciation expense was $1,356 and $1,948 for the years ended December 31, 2007 and 2006, respectively.

Capitalized software development costs consist of the following:

	December 31,
	2007	2006
Internal use software development costs	$3,886	$3,274
Marketed software development costs	286	—

	4,172	3,274
Less: accumulated amortization	(2,486)	(1,571)

	$1,686	$1,703

Amortization expense for capitalized software development costs was $1,011 and $999 for the years ended December 31, 2007 and 2006, respectively.

Other assets consist of the following:

	December 31,
	2007	2006
Deposits	$54	$62
Notes receivable	—	21

	$54	$83

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Intangible assets consist of the following:

	Useful life (In years)	December 31, 2007			December 31, 2006
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer base	5	$10,206	$(6,842)	$3,364	$14,079	$(7,234)	$6,845
Developed technology	4	996	(936)	60	996	(687)	309
Trademarks and company name	indefinite	490	—	490	490	—	490
Non-compete agreements	3	122	(122)	—	122	(115)	7

		$11,814	$(7,900)	$3,914	$15,687	$(8,036)	$7,651

Amortization expense was $2,451 and $2,996 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, the total of charges to be recognized in future periods from amortization of intangible assets are anticipated to be approximately $1,963 and $1,461 for the years ended December 31, 2008 and 2009, respectively.

The changes in the carrying amount of goodwill are as follows:

	Years ended December 31,
	2007	2006
Beginning balance	$12,017	$11,703
Goodwill recorded in connection with achievement of contingent consideration milestones	—	314

	$12,017	$12,017

5. Stockholders’ Equity

Amended and Restated Certificate of Incorporation

In December 2003, the Company adopted an Amended and Restated Certificate of Incorporation (the “Certificate”). The Certificate authorizes up to 20,000,000 shares of preferred stock, which enables the Board of Directors to designate and issue preferred stock with rights senior to those of common stock.

Common Stock

The Company issued shares that are subject to vesting to employees and others in connection with certain business combinations that occurred in 2003, 2004 and 2005. Shares of restricted common stock are subject to repurchase by the Company, pursuant to vesting schedules and achieving certain performance criteria, which generally extend for a period of up to four years. In the event of termination of employment, the Company has the option to repurchase the unvested shares at their original issuance price. As of December 31, 2007 and 2006, there were 186,460 and 346,421 shares, respectively, subject to repurchase.

In December 2005, the Company completed a private placement and issued 4,500,000 shares of common stock at $3.00 per share for net proceeds of $12,316. In connection with the offering, the Company issued warrants to purchase 1,800,000 shares of our common stock at an exercise price of $3.50 per share expiring December 2, 2010.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

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

In connection with each of the private placements noted above, the Company entered into registration rights agreements with each of the respective investors covering the shares purchased and, as applicable, the shares subject to warrants. Those agreements generally require the company to file and maintain the effectiveness of a registration statement covering the respective securities until the date which is the earlier of (i) five years after its effective date, (ii) such time as all of the registrable securities covered by such registration statement have been publicly sold by the investors, or (iii) such time as all of the registrable securities covered by such registration statement may be sold by the investors pursuant to Rule 144(k) as determined by the counsel to the Company. In the event that the Company does not file and/or maintain the effectiveness of a registration statement (a “default”), the Company must pay to each investor an amount in cash, as partial liquidated damages, equal to 1.0% (subject to reduction as described below) of the aggregate investment amount paid by such investor for shares; and on each monthly anniversary of each such default (if the applicable default shall not have been cured by such date) until the applicable default is cured, the Company shall pay to each investor an amount in cash, as partial liquidated damages, equal to 1.0% (subject to reduction as provided in the following sentence) of the aggregate investment amount paid by such investor for shares. After such time as the Company shall have become obligated to any investor to make payments in aggregate of 4.0% of the aggregate investment amount paid by such investor for shares, then the amount of liquidated damages shall thereafter be reduced from 1.0% to 0.5% with respect to all damages accruing in excess of 4.0% of the aggregate investment amount paid by such investor for shares. The amount of liquidated damages the Company is obligated to pay any investor is limited to 10% of the aggregate investment amount paid by such investor for shares. As of December 31, 2007, the Company is, and has been, in compliance with each of the respective registration rights agreements.

Stock-Based Compensation Expense

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

(in thousands, except share and per share data)

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

As of December 31, 2007, 473,000 and 1,555,336 shares of the Company’s common stock were available for grant under the 2004 Plan and 2003 Plan, respectively. No options were available for grant under the 2000 Plan at December 31, 2007.

Both the 2000 Plan and the 2003 Plan allow for employees to early exercise unvested stock options. All unvested options exercised are subject to repurchase by the Company within 60 days of an employee’s termination. Unvested options are subject to repurchase at the original purchase price. As of December 31, 2007 and 2006, there were 5,235 and 14,448 shares issued and outstanding from such options, subject to repurchase by the Company.

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

In May 2006 the Board of Directors approved the Kintera Stock Option Exchange Program whereby eligible employees were offered the opportunity to exchange certain vested options to purchase shares of the Company’s common stock, par value $0.001 per share, with an exercise price per share greater than $7.00, that were outstanding under the 2000 Plan, the 2003 Plan and the 2004 Plan (the “Eligible Options”). In exchange for the Eligible Options, tendering option holders received new options (the “Replacement Options”) to purchase shares of common stock. The Replacement Options were issued under the 2003 Plan. The number of shares subject to a Replacement Option was the same number of vested shares of common stock that an eligible employee tendered pursuant to an Eligible Option. All Replacement Options were granted with an exercise price equal to 115% of the closing price of the Company’s common stock on June 30, 2006. Each Replacement Option was entirely unvested on the grant date and vests pro-rata on a daily basis over the two-year period beginning June 30, 2006. Each Replacement Option maintained the original term and expiration date of the Eligible Option which was cancelled in exchange for the Replacement Option.

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

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The exchange was accounted for as a modification in accordance with the provisions of FAS 123(R) and accordingly the Company will recognize additional compensation cost of $366, which equals the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified, with such additional compensation cost being recorded over the two year vesting period of the modified award.

Stock option activity is as follows:

	Number of shares	Weighted- average Exercise price
Balance at December 31, 2005	7,036,693	$4.48
Granted	2,484,164	$2.00
Exercised	(148,838)	$0.93
Cancelled	(3,326,721)	$5.09

Balance at December 31, 2006	6,045,298	$3.21
Granted	2,386,105	$1.67
Exercised	(136,323)	$1.66
Cancelled	(1,698,770)	$3.83

Balance at December 31, 2007	6,596,310	$2.52

The aggregate intrinsic value for stock options outstanding and stock options exercisable as of December 31, 2007, was $279 and $151, respectively, based on the Company’s closing stock price of $1.49 per share as of December 31, 2007. The aggregate intrinsic value for stock options exercised during the year ended December 31, 2007, was $45 representing the total pre-tax intrinsic value, based on the Company’s closing stock price on each of the respective exercise dates. The weighted-average grant date fair value of stock options granted during the years ended December 31, 2007 and 2006 was $1.09 and $1.16 per share, respectively. The total compensation cost related to nonvested awards not yet recognized amounted to $1,718 at December 31, 2007, which will be recognized over a weighted-average period of 1.3 years.

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options outstanding			Options vested
Range of exercise prices	Number of options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number of options vested	Weighted average exercise price
$0.06 - $1.60	1,445,271	7.7 years	$1.33	324,916	$1.05
$1.64 - $2.00	1,575,339	7.9 years	$1.81	564,278	$1.96
$2.13 - $2.24	1,023,479	7.7 years	$2.23	423,521	$2.23
$2.25 - $2.80	1,103,020	7.8 years	$2.57	559,176	$2.59
$2.81 - $7.70	1,297,247	6.8 years	$4.09	1,088,382	$4.03
$7.71 - $16.67	151,954	6.6 years	$9.55	128,788	$9.62

$0.06 -$16.67	6,596,310	7.6 years	$2.52	3,089,061	$3.06

The weighted average remaining contractual life for options vested is 7.3 years.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The following table presents details of stock-based compensation expense by functional line item based on the fair value provisions of SFAS 123(R) for the years ended December 31, 2007 and 2006.

	Years ended December 31,
	2007	2006
Cost of revenue	$325	$442
Sales and marketing	719	1,237
Product development and support	397	537
General and administrative	1,908	2,311

	$3,349	$4,527

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

The fair value of each option grant was estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following assumptions:

	Stock Options
For the year ended December 31,	2007	2006
Risk-free interest rate	3.89%-4.77%	4.55%-5.10%
Average expected term (years)	5.38-6 years	4.53-6 years
Expected volatility	70%	70%-75%
Dividend yield	0%	0%

Stock Warrants

In August 2003, the Company entered into a $3,000 Loan and Security Agreement with a bank. In connection with the Loan and Security Agreement, the Company issued a warrant to purchase 20,000 shares of Series G preferred stock at $10.00 per share. The warrant is immediately exercisable and per its terms will expire on the latter of 10 years from issuance or 5 years after the closing of an initial public offering of common stock. The Company completed its initial public offering in December 2003 at which time the warrant converted to the purchase of 20,000 shares of common stock at $10.00 per share and accordingly, will expire in 2008. The fair value of the warrant was estimated at $166 using the Black-Scholes method for option pricing. The assumptions used were 4.0% for the weighted average risk free rate, 80% expected stock price volatility, 0% expected dividend yield and 10 year expected warrant life. The fair value was recorded as deferred line of credit financing costs to be amortized to interest expense over the thirty-six month repayment period. The Loan and Security Agreement was terminated in 2004 at which time the remaining deferred line of credit financing costs were expensed.

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

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

Shares Reserved for Future Issuance

The following capital stock is reserved for future issuance:

	December 31,
	2007	2006
Stock options issued and outstanding	6,596,310	6,045,298
Authorized for future option grants	2,027,586	2,712,543
Stock warrants	3,020,000	3,020,000
Employee Stock Purchase Plan	1,581,564	1,366,843

	13,225,460	13,144,684

6. Income Taxes

The Company was in a net loss position in 2007 and 2006.

The provision for income taxes is composed of the following:

		December 31,
		2007	2006
Current:	State	$18	$28

		18	28

Deferred:	Federal	348	—
	State	93	25

		441	25

		$459	$53

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Significant components of the Company’s deferred tax assets as of December 31, 2007 and 2006 are shown below. A valuation allowance has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$38,606	$33,562
Research tax credit carryforwards	—	4,111
Deferred revenue	6,229	6,824
Stock-based compensation	2,106	1,203
Amortization of intangibles	1,059	—
Other, net	1,939	2,734

Total deferred tax assets	49,939	48,433
Deferred tax liability: Amortization of Intangibles	(441)	(239)

Net deferred tax assets before valuation allowance	49,498	48,195
Valuation allowance for net deferred tax assets	(49,939)	(48,195)

Net deferred tax assets	$(441)	$—

At December 31, 2007, the Company had federal and California tax net operating loss carryforwards of approximately $93,173 and $50,113, respectively. The federal and California tax loss carryforwards will begin to expire in 2020 and 2012, respectively, unless previously utilized. The amount of the valuation allowance for which subsequently recognized tax benefits will be applied directly to shareholders’ equity is approximately $490.

Should the deferred tax assets associated with the Company’s acquisitions ultimately be recognized, they will be allocated to reduce the goodwill recorded in the respective acquisition. Pursuant to Code Sections 382 and 383, use of the Company’s net operating loss carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period.

The Company has established a valuation allowance for the entire amount of the deferred tax asset, due to uncertainty surrounding the ultimate realization of such asset. The valuation allowance increased by approximately $1,744 and $19,782 for the years ended December 31, 2007 and 2006 respectively.

A reconciliation of the Company’s income tax provision to the amount computed by applying the statutory federal income tax rate to the pretax loss for the years ended December 31, 2007 and 2006 is as follows:

	December 31,
	2007	2006
Federal tax rate	35.00%	35.00%
State taxes	6.66	6.69
Stock-based compensation	(2.73)	(2.12)
Valuation allowance	(40.97)	(41.15)
Other	(0.92)	1.42

Provision for taxes	(2.96)%	(0.16)%

KINTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

7. Note Payable

On December 1, 2007 the Company executed a $3,161 note with IBM for the purchase of computer equipment. The note is collateralized by the underlying computer equipment, bears interest at a rate of 11.34% and has a maturity date of November 30, 2010. Payments of $1,248 are due in 2008 and 2009 and payments of $1,144 are due in 2010. The balance of the note as of December 31, 2007 consisted of the following:

December 31, 2007
Note payable	3,087
Current portion of note payable	946

Long-term portion of note payable	2,141

8. Commitments and Contingencies

The Company leases facilities nationwide with its corporate headquarters in San Diego, California. The Company leases facilities in Greenwood Village, Colorado; Eugene, Oregon; and San Francisco, California. The Company has obligations under a lease in Washington, DC which is currently being sublet.

Future minimum lease payments under all non-cancelable operating lease arrangements as of December 31, 2007 are as follows:

	Future Minimum Lease Payments
	2008	2009	2010	2011	2012	Thereafter	Total
Facilities leases	$1,407	$1,269	$1,304	$1,341	$896	$121	$6,338
Washington, DC Sublease	(208)	(246)	(256)	(267)	(242)	—	(1,219)

Net future minimum lease payments	$1,199	$1,023	$1,048	$1,074	$654	$121	$5,119

Rent expense was $2,232 and $3,545 for the years ended December 31, 2007 and 2006, respectively.

9. Employee Benefits

In 2001, the Company established a defined contribution 401(k) plan for employees who are at least 21 years of age and have been employed with the Company for at least three months. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation. The Company’s contributions to the plan are discretionary. The Company did not make any contributions to the plan for the years ended December 31, 2007 and 2006.

10. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of this Annual Report, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

Kintera, Inc.

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of Year	Charged to Costs and Expenses	Charge to Other Accounts (a)	Deductions	Recoveries	Balance at End of Year
Year ended December 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$915	$(465)	$—	$(136)	$6	$320
Year ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,382	$(61)	$—	$(470)	$64	$915

(a)	Amounts represent adjustments to the balance associated with acquisitions.

S-1