Form 10-K/A
period 2007-12-31
KINTERA INC
filed 2008-03-26
CIK 1117119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The undersigned registrant hereby amends Item 15(a)(3) and Item 15(b) of Part IV of its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as set forth in the pages attached hereto. Items included in the original Annual Report on Form 10-K that are not included herein are not amended and remain in effect as of the date of the original filing of that report.

This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K on March 18, 2008, or modify or update the disclosure presented in the original Annual Report on Form 10-K, except to reflect the revisions as described above.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b)	Exhibits:

Exhibit Number	Description of Document
3.2(2)	Amended and Restated Certificate of Incorporation of the Registrant

3.4(13)	Amended and Restated Bylaws of the Registrant

3.5(11)	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock of Kintera, Inc.

4.1(4)	Specimen Common Stock Certificate

4.2(11)	Rights Agreement, dated as of January 25, 2006, between the Registrant and U.S. Stock Transfer Corp.

10.1(1)#	Form of Indemnity Agreement for directors and executive officers of the Registrant

10.2#	2000 Stock Option Plan and form of Option Agreement thereunder, as amended

10.3#	Amended and Restated 2003 Equity Incentive Plan and form of Option Agreement thereunder, as amended

10.4(2)#	2003 Employee Stock Purchase Plan and form of Subscription Agreement thereunder

10.5(2)	San Diego Tech Center Office Building Lease dated as of August 7, 2000 by and between the Registrant and San Diego Tech Center, LLC, as amended

10.6	Fifth Amendment to Office Lease by and between the Company and Maguire Properties – San Diego Tech Center, LLC, dated as of December 1, 2006

10.7	Sixth Amendment to Office Lease by and between the Company and Maguire Properties – San Diego Tech Center, LLC, dated as of December 22, 2006

10.8	Seventh Amendment to Office Lease by and between the Company and Maguire Properties – San Diego Tech Center, LLC, dated as of December 19, 2007

10.9(5)	Form of Securities Purchase Agreement among the Company and the investors identified on the signature pages thereto, dated as of July 12, 2004

10.10(5)	Form of Registration Rights Agreement by and among the Company and the investors identified on the signature pages thereto, dated July 12, 2004

10.11(7)	Form of Securities Purchase Agreement among the Company and the investors identified on the signature pages thereto, dated as of November 29, 2004

10.12(7)	Form of Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated as of November 29, 2004

10.13(12)	Sublease Agreement between Intuit, Inc. and American Fundware Holding Company, Inc., dated December 3, 2004

10.14#	Amended and Restated 2004 Equity Incentive Plan (Fundware) and related Form of Stock Option Agreement, as amended

10.15(10)	Securities Purchase Agreement among the Company and the investors identified on the signature pages thereto, dated November 21, 2005

10.16(10)	Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated November 21, 2005

Exhibit Number	Description of Document
10.17(10)	Form of Warrant issued to investor at the closing of the November 21, 2005 private placement

10.18(15)	Securities Purchase Agreement among the Company and the investors identified on the signature pages thereto, dated as of December 12, 2006

10.19(15)	Registration Rights Agreements among the Company and the investors identified on the signature pages thereto, dated as of December 12, 2006

10.20(15)	Warrant Amendment Agreement among the Company and the investors identified on the signature pages thereto, dated as of December 12, 2006

10.21(15)	Form of Warrant issued by the Company to the investors at the closing of the December 12, 2006 private placement

10.22(16)#	Release of All Claims Agreement, dated May 17, 2007, by and between the Company and Harry E. Gruber

10.23(16)#	Release of All Claims Agreement, dated May 18, 2007, by and between the Company and Dennis Berman

10.24(16)#	Executive Employment Agreement, dated August 1, 2007, by and between the Company and Richard LaBarbera

10.25#	Form of Change in Control and Severance Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Indicates management contract or compensatory plan.
(1)	Filed with initial Registration Statement on Form S-1 (File No. 333-109169) dated September 26, 2003.
(2)	Filed with Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-109169) dated November 4, 2003.
(3)	Filed with Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-109169) dated November 28, 2003.
(4)	Filed with Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-109169) dated December 10, 2003.
(5)	Filed on Current Report on Form 8-K on July 13, 2004.
(6)	Filed on Current Report on Form 8-K/A on November 3, 2004.
(7)	Filed on Current Report on Form 8-K on November 30, 2004.
(8)	Filed on Current Report on Form 8-K on December 9, 2004.
(9)	Filed with Registration Statement on Form S-8 (File No. 333-28927) dated October 11, 2005.
(10)	Filed on Current Report on Form 8-K on November 21, 2005.
(11)	Filed on Current Report on Form 8-K on January 25, 2006.
(12)	Filed as Exhibit 10.13 to Annual Report on Form 10-K on March 16, 2005.
(13)	Filed on Current Report on Form 8-K on November 5, 2007.
(14)	Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q on November 7, 2007.
(15)	Filed on Current Report on Form 8-K on December 13, 2006.
(16)	Filed as exhibit to Quarterly Report on Form 10-Q on August 9, 2007.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2008

KINTERA, INC.

By:	/s/ RICHARD LABARBERA
Richard LaBarbera Chief Executive Officer

5