Form 10-Q
period 2008-03-31
KINTERA INC
filed 2008-05-12
CIK 1117119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

As of April 30, 2008 there were 40,396,905 shares of the registrant’s common stock outstanding.

KINTERA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KINTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$4,080	$6,556
Marketable securities	1,580	2,848
Restricted cash	7,718	12,429
Accounts receivable, net of allowance for doubtful accounts of $332 and $320 at March 31, 2008 and December 31, 2007	4,608	4,174
Prepaid expenses and other current assets	922	1,024
Deferred costs	1,362	1,123

Total current assets	20,270	28,154

Property and equipment, net	3,991	4,173
Software development costs, net	1,863	1,686
Other assets	47	54
Intangible assets, net	3,392	3,914
Goodwill	12,017	12,017

Total assets	$41,580	$49,998

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$1,395	$1,881
Accrued expenses	845	820
Accrued employee benefits and severance	1,595	1,513
Donations payable	7,718	12,429
Short-term notes payable	1,217	1,021
Deferred revenue	15,721	15,513

Total current liabilities	28,491	33,177
Notes payable	1,988	2,161
Deferred rent and other	817	628
Deferred tax liability	478	441

Total liabilities	31,774	36,407

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value, authorized 60,000 shares authorized, 40,397 and 40,397 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	40	40
Additional paid-in capital	157,932	157,426
Accumulated other comprehensive income	6	2
Accumulated deficit	(148,172)	(143,877)

Total stockholders’ equity	9,806	13,591

Total liabilities and stockholders’ equity	$41,580	$49,998

See accompanying notes to unaudited condensed consolidated financial statements.

KINTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenue	$8,911	$10,721
Cost of revenue	3,993	4,136

Gross profit	4,918	6,585

Operating expenses:
Sales and marketing	4,018	5,620
Product development and support	1,621	1,732
General and administrative	3,006	4,486
Amortization of purchased intangibles	522	733
Restructuring charges	—	2,445

Total operating expenses	9,167	15,016

Operating loss	(4,249)	(8,431)
Other income (expense), net	6	286

Loss before income taxes	(4,243)	(8,145)
Provision for income taxes	52	118

Net loss	$(4,295)	$(8,263)

Loss per common share - basic and diluted	$(0.11)	$(0.21)

Weighted average common shares outstanding	40,248	39,839

See accompanying notes to unaudited condensed consolidated financial statements.

KINTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(4,295)	$(8,263)
Adjustments to reconcile loss to net cash used in operating activities:
Bad debt expense (benefit)	33	(204)
Depreciation	504	378
Amortization of software development costs	239	259
Amortization of intangible assets	522	733
Amortization of premium (accretion of discount) on securities	—	(20)
Other than temporary impairment of marketable securities	25	—
Forgiveness of employee notes	6	5
Deferred income taxes	37	106
Non-cash restructuring charges	—	1,340
Stock-based compensation	506	838
Loss on disposal of property and equipment	10	—
Changes in assets and liabilities:
Accounts receivable	(467)	634
Prepaid expenses and other current assets	384	418
Deferred costs	(239)	(243)
Accounts payable and accrued expenses	(513)	(1,073)
Accrued employee benefits and severance	82	1,112
Donations payable	(4,711)	(9,110)
Restricted cash	4,711	9,110
Deferred revenue	208	253
Deferred rent and other	189	6

Cash used in operating activities	(2,769)	(3,721)

INVESTING ACTIVITIES
Purchases of marketable securities	—	(4,720)
Sales and maturities of marketable securities	1,247	2,888
Purchases of property and equipment	(280)	(50)
Additions to software development costs	(416)	(298)
Other assets	7	9

Cash (used in) provided by investing activities	558	(2,171)

FINANCING ACTIVITIES
Payments under financing arrangement and capital lease	(265)	(121)
Proceeds from issuance of common stock under employee stock option and purchase plans	—	21

Cash used in financing activities	(265)	(100)

Net decrease in cash and cash equivalents	(2,476)	(5,992)
Cash and cash equivalents, beginning of period	6,556	11,548

Cash and cash equivalents, end of period	$4,080	$5,556

Supplemental disclosure of cash flow information:
Cash paid for taxes	$16	$12

Cash paid for interest	$96	$7

Supplemental disclosure for non-cash investing and financing activities:
Value of shares released from escrow in connection with contingent consideration	$35	$—
Unrealized gain (loss) on investments	$4	$20
Purchase of equipment under capital lease	$—	$50
Accrual of software license owed and to be purchased	$52	$—
Financial insurance premiums	$288	$419

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in Accounting Principles Board (“APB”) Opinion No. 28 and any amendments thereto adopted by the Financial Accounting Standards Board (“FASB”). Consequently, the Company has not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of the Company’s financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto presented in the Company’s 2007 Annual Report on Form 10-K. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles for complete financial statements.

2008 Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2008, the Company has an accumulated deficit of $148 million. The Company’s long term operating success will depend on its ability to introduce and market enhancements to its existing products and services in a timely manner, which meet customer requirements and to respond to competitive pressures and technological advances. In order for the Company to achieve positive operating results and positive cash flows, it will need to increase in the level of revenues or reduce operating costs. In order to reduce our operating expenses, on May 6, 2008 the Company executed a reduction in force that eliminated 14% of its employees. This reduction, combined with reductions in non-compensation related spending, is intended to offset the lower levels of revenue the Company is currently experiencing and improve cash flow. If events or circumstances occur such that the Company does not meet its operating plan as expected, the Company may be required to further reduce operating expense which could have a material adverse effect on its ability to achieve its intended business objectives.

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

Revenue Recognition

The Company derives revenues from overage fees generated from usage and professional services provided in excess of contractually agreed upon limits. Usage overage fees are generated from activity related to the amount of emails transmitted, faxes sent, contact records, users, and data storage that exceed contractual limits. Professional services overage fees are generated from hours of consulting and support provided that exceed contractual limits on service plan, maintenance and support agreements. During the periods preceding the first quarter of 2008, the Company recorded the amount of overage revenue in which collectibility was reasonably assured in during the period in which the overages occurred. Therefore, the Company estimated a concessions reserve, in addition to the allowance for bad debts, which was recorded against the overage receivable balances. The concessions reserve estimates were based on historical trends as well as an analysis of the overage receivable balances.

Starting in the first quarter of 2008, the Company determined that, due to recent internal business trends and the downturn in the economy, collectibility of the overage revenues are no longer reasonably assured. These trends include the reorganization of the sales department, changes to contract renewal terms and management’s focus on improving renewal rates and revenue on existing customers. Accordingly, the Company began recognizing usage revenue based on cash received beginning in the first quarter of 2008. The change in timing of recognizing overage revenue was made prospectively and had the initial effect of reducing overage revenues recorded in the first quarter of 2008.

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

The Company has not yet completed an analysis of its ability to utilize its research and development credit carryforwards. Until this analysis has been completed, the Company has removed the deferred tax assets related to its research and development credit carryforwards of $4.1 million generated through 2007 from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. As a result, the Company has no unrecognized tax benefits as of March 31, 2008. When the analysis of the research and development tax credits is finalized, the Company will update its deferred tax asset schedule and its analysis of unrecognized tax benefits under FIN 48. However, at this time, the Company cannot estimate how much the unrecognized tax benefits may change. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company’s practice is to recognize interest and/or penalties accrued on any unrecognized tax benefits as a component of income tax expense. On January 1, 2008, the Company did not have any interest or penalties associated with unrecognized tax benefits, nor was any interest or penalties recognized during the three months ended March 31, 2008.

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

The following table summarizes the total amount of software costs capitalized and impaired for internal use software during the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
	2008	2007
Internal Use Software—SOP 98-1
Capitalized costs	$316	$298

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

The following table summarizes the total amount of software costs capitalized for marketed software during the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
	2008	2007
Marketed Software—SFAS 86
Capitalized costs	$100	$—

Marketable Securities

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company has adopted the standard for those assets and liabilities as of January 1, 2008 and the impact of adoption was not significant.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

When possible, the Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2008
Description	Total	Level 1	Level 2	Level 3
Certificates of deposit[1]	$97	$97	$—	$—
Auction rate security[2]	975	—	—	975
US Government/Agency[1]	508	508	—	—

Total	$1,580	$605	$—	$975

[1]	Unrealized gains or losses on certificates of deposit and US Government/Agency investments are recorded in accumulated other comprehensive income at each measurement date.

[2]

As of March 31, 2008 the Company held an auction rate security with an aggregate principal balance of $1.0 million at March 31, 2008 which consists of one auction rate securities that the Company has been unable to liquidate via auction due to recent weakness in the auction rate securities market. As a result, the Company’s continues to hold this security and the issuer is required to pay interest on the securities at the maximum contractual rates. The auction rate security that the Company holds at March 31, 2008 is a Student Loan Asset-Backed Note, Series 2007-1, Class A-5 Auction Rate Notes, College Loan Corporation Trust II - Issuing Entity.

The Company estimated the fair value of these auction rate securities using the discounted cash flow method (Level 3 inputs), which represents a change in the methodology used to determine fair value since its initial adoption of SFAS No. 157. The discounted cash flow method determines fair value based on the present value of projected cash flows over a specific period. The values are then discounted to reflect the degree of risk inherent in the security and achieving the projected cash flows. The discounted cash flow model used to determine the fair value of the auction rate securities utilized two significant unobservable inputs: a discount rate of approximately 5.37% which represents an estimate market rate of return and an estimated period until sale and/or successful auction of the security of five years. Based on the discounted cash flow model, the Company determined that the fair value of the auction rate security had declined by $25 during the first quarter of 2008. The determination of the fair value of the auction rate security also considered, among other things, the collateralization underlying the individual securities and the creditworthiness of the counterparty.

In accordance with the guidance provided by FASB Staff Position (“FSP”) Nos. 115-1 the Company periodically reviews the fair value of its marketable securities to determine if declines in the fair value of individual securities are other-than-temporary in nature. To determine if a decline in the fair value of an investment is other-than-temporary, the Company considers several factors including, among others, the period of time and extent to which the estimated fair value has been less than cost, overall market conditions, the historical and projected future financial condition of the issuer of the security and our ability and intent to hold the security for a period of time sufficient to allow for a recovery of the market value. If the Company believes the decline in the fair value of an individual security is other-than-temporary, the Company will write-down the carrying value of the security to its estimated fair value and recognize the write-down as a charge in our statement of operations.

Considering the inability to sell the remaining auction rate security at auction, the recent deterioration of overall market conditions and the Company’s near-term liquidity needs, the Company concluded that the decline in the fair value of its auction rate security was other-than-temporary. Accordingly, the Company wrote-down our auction rate security to its estimated fair value as of March 31, 2008 and recognized a charge of $25, which is included in other income (expense), net, in the accompanying consolidated statement of operations.

The following table summarizes the changes in the fair values for Level 3 items for the three months ended March 31, 2008.

Changes in fair value during the three months ended March 31, 2008 (pre-tax):	Level 3
Beginning Balance	$0
Transfers into Level 3	1,000
Realized loss – included in other income (expense), net	25

Ending Balance	$975

The Company has reviewed all other investments as of March 31, 2008 for impairment and concluded that their carrying value approximated their fair value.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in stockholders’ equity. The Company’s other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale securities. The components of comprehensive income (loss) are as follows:

	Three months ended March 31,
	2008	2007
Net loss	$(4,295)	$(8,263)
Other comprehensive income (loss)
Change in unrealized gain (loss) on securities	4	(20)

Total comprehensive loss	$(4,291)	$(8,283)

Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”), basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Potentially dilutive securities are not considered in the calculation of net loss per common share, as their inclusion would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
	2008	2007
Numerator:
Net loss	$(4,295)	$(8,263)

Denominator—Basic and Diluted:
Weighted average common shares	40,425,667	40,106,747
Less: Weighted Average shares held in escrow related to completed acquisitions	(177,855)	(268,032)

Denominator	40,247,812	39,838,715

Basic and Diluted net loss per share	$(0.11)	$(0.21)

The following table summarizes potential common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive:

	Three Months Ended March 31,
Common Stock Equivalents	2008	2007
Common stock held in escrow related to completed acquisitions	130,532	259,587
Options to purchase common stock	6,404,927	6,384,552
Warrants to purchase common stock	3,020,000	3,020,000

Total	9,555,459	9,664,139

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

Amount Allocated to Goodwill

In accordance with Emerging Issue Task Force (“EITF”) No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the portion of additional consideration not affected by employment termination is recorded as additional purchase price, as the consideration is unrelated to continuing employment with the Company. Such portion is allocated to goodwill. No contingent consideration was recorded during the three months ended March 31, 2008. No contingent consideration was recorded during the three months ended March 31, 2007. As of March 31, 2008 there are approximately 131,000 shares subject to contingent consideration provisions from previous acquisitions that may be issued.

Amount Allocated to Compensation Expense

On March 18, 2008, 56,000 shares subject to contingent consideration were released from escrow. The contingent consideration was measured based on revenues recognized in accordance with Generally Accepted Accounting Principles. Although the contingency was not fulfilled using the Company’s current revenue recognition methodologies, the Company concluded that if the contingency was applied using the historical licensed software methodologies of Prospect Information Network that these shares would have been released as defined by the contingent consideration agreement. As such, the Company recorded stock-based compensation expense of $35 during the three months ended March 31, 2008.

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

Stock-Based Compensation Expense

The following table presents details of stock-based compensation expense by functional line item based on the fair value provisions of SFAS 123(R) for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Cost of revenue	$48	$59
Sales and marketing	106	168
Product development and support	54	107
General and administrative	298	504

	$506	$838

In order to determine the fair value of stock options on the date of grant, the Company utilizes the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates. The Company uses an expected stock-price volatility assumption that is primarily based on historical realized volatility of the underlying stock during a period of time. During prior periods, the Company estimated the expected term consistent with the simplified method identified in Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. During the three months ended March 31, 2008 the Company modified its expected term calculation to estimate the term based on its historical option term experience.

The fair value of each option grant was estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following assumptions:

	Stock Options
For the three months ended March 31,	2008	2007
Risk-free interest rate	2.37%	4.65%
Expected term (years)	3.66 years	6 years
Expected volatility	65%	75%
Dividend yield	0%	0%

3.	Restructuring Program

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

The following table shows the activity related to the restructuring program for the twelve months ended December 31, 2007 and the three months ended March 31, 2008:

	Termination Benefits	Asset Impairments	Other	Total
Liability at December 31, 2006	$—	$—	$—	$—
Charged to expense	1,157	1,340	(223)	2,274
Non-cash charges	—	(1,340)	233	(1,107)
Cash payments	(907)	—	(10)	(917)

Liability at December 31, 2007	$250	$—	$—	$250
Cash payments	(9)	—	—	(9)

Liability at March 31, 2008	$241	$—	$—	$241

The liability at March 31, 2008 relates to termination benefits payable to certain former executive officers with payment of cash thereof primarily contingent upon the achievement of certain operational performance metrics, as defined in the respective severance agreements, for two fiscal quarters. The first quarter of those operational performance metrics was achieved during the three months ended September 30, 2007 and termination benefits of $210 were paid on November 30, 2007. Upon achievement of the second quarter of those operational performance metrics, an additional $210 will be paid in cash. At the election of the former executives, these amounts may be settled in shares of common stock at any time, notwithstanding the Company’s failure to achieve those operational performance metrics. In March 2008 two former executive officers elected to receive their severance in 273,652 shares of common stock. The common shares were not issued as of March 31, 2008 and as a result the Company has recorded a long term liability of $155 of deferred rent and other.

4.	Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of our operations. The Company is not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, operating results or cash flows.

5.	Recent Events

Restructuring Program

On May 6, 2008, the Company announced and began implementation of a restructuring program. The Company’s Board of Directors approved management’s plan, including the estimated amounts of the charges, on April 29, 2008. The restructuring program consists of a workforce reduction and realignment. The workforce reduction is being implemented as a means to reduce ongoing operating expenses by restructuring the Company’s operations and reducing its workforce. The restructuring program is expected to be completed by June 30, 2008. The restructuring program consists of the elimination of approximately 14% of the workforce. The total amount incurred for termination benefits is $442, which will be reflected as restructuring charges in the condensed consolidated statement of operations as of and for the three months ended June 30, 2008.

Lawsuit Settlement

In May 2008, the Company entered into a settlement agreement to resolve a lawsuit filed by a former employee of the Company, pursuant to which the Company will pay a total of $130 in installments through October 2008. The liability was reflected in accrued expenses as of March 31, 2008.

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

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including (without limitation) the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2006 and other reports and filings made with the Securities and Exchange Commission. Risk factors that could cause actual results to differ from those contained in the forward-looking statements, include but are not limited to: our limited operating history; our history of losses; our dependence on increased acceptance by nonprofit organizations of online fundraising; lengthy sales cycles for major customers; our future capital needs; risks associated with accounting for and processing large amounts of donations; the rapidly changing technologies and market demands; and other risks identified in this Quarterly Report on Form 10-Q.

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

As of March 31, 2008 we had approximately 4,000 active customers.

Sources of Revenues

We generate the majority of our revenue from arrangements with nonprofit organizations related to their use of Kintera Sphere to manage their websites, special events and membership, organize individuals, advocate causes, perform wealth screening, raise major gifts, deliver services and programs and execute personalized marketing campaigns. We primarily enter into customer contracts for Kintera Sphere that are one year or more in duration. Our customers pay us upfront fees and monthly service fees for access to Kintera Sphere, and transaction-based fees tied to the donations and purchases we process. Revenue from upfront service fees is deferred and recognized as revenue over the entire term of our contracts. Revenue from transaction processing fees is recognized as it is earned. Total online donations processed for the three months ended March 31, 2008 was approximately $57.8 million, as compared to $66.9 million for the comparable period in 2007. Revenue from service plan, maintenance and support associated with Kintera Sphere represented approximately 53% and 50% of our total net revenue during the three months ended March 31, 2008 and 2007. Revenue from data services represented approximately 20% and 23% of our total net revenue during the three months ended March 31, 2008 and 2007. We also enter into service contracts and implementation contracts related to Kintera Sphere that are 12 months or longer in duration.

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

We also derive revenues from overage fees generated from usage and professional services provided in excess of contractually agreed upon limits. Usage overage fees are generated from activity related to the amount of emails transmitted, faxes sent, contact records, users, and data storage that exceed contractual limits. Professional services overage fees are generated from hours of consulting and support provided that exceed contractual limits on service plan, maintenance and support agreements. During the periods preceding the first quarter of 2008, we recorded the amount of overage revenue in which collectibility was reasonably assured in during the period in which the overages occurred. Therefore, we estimated a concessions reserve, in addition to the allowance for bad debts, which was recorded against the overage receivable balances. The concessions reserve estimates were based on historical trends as well as an analysis of the overage receivable balances.

Starting in the first quarter of 2008, we determined that, due to recent internal business trends and the downturn in the economy, collectibility of the overage revenues are no longer reasonably assured. These trends include the reorganization of the sales department, changes to contract renewal terms and management’s focus on improving renewal rates and revenue on existing customers. Accordingly, we began recognizing usage revenue based on cash received beginning in the first quarter of 2008. The change in timing of recognizing overage revenue was made prospectively and had the initial effect of reducing overage revenues recorded in the first quarter of 2008

Cost of Revenue and Operating Expenses

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

Employees

As of March 31, 2008 we had 276 employees, including 87 in professional services and support, 94 in sales and marketing, 59 in product development and support and 36 in general and administrative. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Results of Operations

Comparison of results for the three months ended March 31, 2008 and 2007.

The following table sets forth certain statement of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2008	2007
Net revenue	100.0%	100.0%
Cost of revenue	44.8	38.6

Gross profit	55.2	61.4
Operating expenses:
Sales and marketing	45.1	52.4
Product development and support	18.2	16.2
General and administrative	33.7	41.8
Amortization of purchased intangibles	5.9	6.8
Restructuring charges	—	22.8

Total operating expenses	102.9	140.0

Loss from operations	(47.7)	(78.6)
Interest income, net	(0.1)	2.6

Loss before income taxes	(47.6)	(76.0)
Provision for income taxes	0.6	1.1

Net loss	(48.2)%	(77.1)%

Net Revenue, Cost of Revenue and Gross Profit

The following table presents net revenue, cost of revenue and gross profit for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007		Increase (Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentage)
Net revenue	$8,911	100.0%	$10,721	100.0%	$(1,810)	(16.9)%
Cost of revenue	3,993	44.8	4,136	38.6	(143)	(3.5)

Gross profit	$4,918	55.2%	$6,585	64.7%	$(1,667)	(25.3)%

The following table presents the components of net revenue for the three months ended March 31, 2008 and 2007. The following line items represent revenue related categories that are consistent with the way management classifies its revenues internally and may not be representative of the fair value of those categories as defined by AICPA SOP No. 97-2, as modified by SOP 98-4, and EITF No. 00-21.

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007		Increase (Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentage)
Service plan, maintenance and support	$4,701	52.8%	$5,124	47.8%	$(423)	(8.3)%
Transaction and usage	2,301	25.8	2,684	25.0	(383)	(14.3)
Services	1,811	20.3	2,726	25.4	(915)	(33.6)
License	98	1.1	187	1.8	(89)	(47.6)

Net revenue	$8,911	100.0%	$10,721	100.0%	$(1,810)	(16.9)%

Net Revenue. Our revenue is generated principally by fees paid by nonprofit organizations related to their use of our software and services. Net revenue is revenue less reductions for discount and provisions for allowances and credit card fees. The preceding tables present net revenue from each of our revenue streams and their respective contribution to the decrease in net revenue for the three months ended March 31, 2008 and 2007, respectively.

Service plan, maintenance and support revenue consists primarily of activation, hosting and use of our Kintera Sphere software as a service (“SaaS”) offering as well as software maintenance and support revenue for our Fundware software installations. Net revenue from service plan, maintenance and support amounted to $4.7 million for the three months ended March 31, 2008, which was an 8.3% decrease from the $5.1 million for the three months ended March 31, 2007. The decrease was driven by Sphere contracts that were not renewed in the first quarter of 2008.

Transaction and usage revenue consists of the fees charged for processing of donations and other usage related services such as emails, faxes and other measurable activities. Net revenue from transactions and usage decreased 14.3% to $2.3 million for the three months ended March 31, 2008 from $2.7 million for the three months ended March 31, 2007. The decrease was driven by a 14% decrease in the amount of donations processed.

Services revenue consists of revenue generated from implementation services that are performed by our services personnel on behalf of customers, professional services and consulting, billable support services, and wealth screening data services. Net revenue from services decreased 33.6% to $1.8 million for the three months ended March 31, 2008 from $2.7 million for the three months ended March 31, 2007. The decrease was primarily the result of a decrease in the renewals of data services contracts.

License revenue consists primarily of Fundware packaged software sales and advertising and access to Masterplanner online content. Net revenue from licenses and subscriptions decreased 47.6% to $0.1 million for the three months ended March 31, 2008 from $0.2 million for the three months ended March 31, 2007. The decrease was primarily due to a decline in Fundware software license sales and the elimination of Masterplanner advertising and subscriptions in the second quarter of 2007.

Cost of Revenue and Gross Profit. Cost of revenue of $4 million for the three months ended March 31, 2008 was comparable to the $4.1 million for the three months ended March 31, 2007. Gross margin for the three months ended March 31, 2008 was 55.2%, as compared with gross margin for the three months ended March 31, 2007 of 61.4%.

Operating Expenses

The following table presents sales and marketing, product development and support, general and administrative, amortization of purchased intangibles and restructuring charge expenses for the three months ended March 31, 2008 and 2007.

	Three months ended March 31, 2008		Three months ended March 31, 2007		Increase (Decrease)	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except percentage)
Sales and marketing	$4,018	45.1%	$5,620	52.4%	$(1,602)	(28.5)%
Product development and support	1,621	18.2	1,732	16.2	(111)	(6.4)
General and administrative	3,006	33.7	4,486	41.8	(1,480)	(33.0)
Amortization of purchased intangibles	522	5.9	733	6.8	(211)	(28.8)
Restructuring charges	—	—	2,445	22.8	(2,445)	(100.0)

Total operating expenses	$9,167	102.9%	$15,016	140.0%	$(5,849)	(39.0)%

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2008 were $4 million or 45.1% of net revenue compared to $5.6 million or 52.4% of net revenue for the comparable period in 2007. The decrease of $1.6 million in selling and marketing expenses was primarily due to a decrease of $1.8 million in personnel related costs and a decrease of $0.1 million in stock-based compensation expense, offset in part by an increase of $0.2 million in professional services and an increase of $0.1 million in advertising and marketing related expenses. The decrease in personnel related costs is primarily the result of changes in sales incentive plans and the numbers of resources supporting the sales function and is not indicative of a decrease in the number of quota-carrying salespeople.

Product Development and Support Expenses. Product development and support expenses for the three months ended March 31, 2008 were $1.6 million or 18.2% of net revenue compared to $1.7 million or 22.2% of net revenue for the comparable period in 2007. The decrease of $0.1 million resulted primarily from a decrease of $0.1 million in personnel related costs. The reduction in personnel related costs was due to a reduction in the numbers of resources supporting the product development and support function, which included a reduction in consultants.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2008 were $3 million or 33.7% of net revenue compared to $4.5 million or 41.8% of net revenue for the comparable period in 2007. The decrease of $1.5 million resulted primarily from a decrease of $0.7 million in professional services related to the reduction in number of consultants, a decrease of $0.3 million in legal expenses, a decrease of $0.2 million of depreciation expense, a decrease of $0.2 million in stock-based compensation expense, a decrease of $0.2 million in facilities and communication expenses and a decrease of $0.2 million in personnel related costs, offset in part by an increase of $0.2 million in bad debt expense and a legal settlement of $0.1 million which occurred in 2008.

Restructuring charges. Restructuring charges for the three months ended March 31, 2008 and 2007 were $0 and $2.4 million or 0% and 6.8% of net revenue, respectively.

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

In connection with the restructuring program we disposed of certain product lines during the twelve months ended December 31, 2007, with such disposals resulting in a net gain of $214,000.

Stock-Based Compensation Expense

The following table presents details of stock-based compensation expense that is included in certain functional line items above:

	Three Months Ended March 31,
	2008	2007
Cost of revenue	$48	$59
Sales and marketing	106	168
Product development and support	54	107
General and administrative	298	504

	$506	$838

Stock-based compensation expense decreased 70% to $506 thousand for the three months ended March 31, 2008 from $838 thousand of stock-based compensation expense for the three months ended March 31, 2007. The decrease in stock-based compensation expense is reflective of the full vesting and associated cessation of expense recognition for certain options granted prior to our initial public offering in December 2003.

The total compensation cost related to nonvested awards not yet recognized amounted to $1.3 million at March 31, 2008 and will be recognized over a weighted-average period of 1.18 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

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

	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
	(in thousands)
Working capital and marketing	$(8,221)	$(5,023)	$(2,944)	$(2,891)

Cash and cash equivalents	$4,080	$6,556	$3,242	$946
Marketable securities	1,580	2,848	8,509	11,090

	$5,660	$9,404	$11,751	$12,036

For the 12 months ended March 30, 2008, we incurred a net loss of $11.7 million and used approximately $6.4 million of cash from operating activities. We had cash and cash equivalents of $9.4 million as of December 31, 2007 and $5.6 million as of March 30, 2008. Although we saw an increase in transaction revenue from existing customers, the loss of 2 large customers at the end of 2007 is impacting overall revenue relative to the prior year. With this impact, we are taking actions to reduce expense to support ongoing operations. If we are unable to increase our revenue or substantially decrease our expenses, we will need to raise additional funds to finance our future capital needs. In addition, if we are unable to meet our operational goals, including our expected revenue targets, we may need additional financing earlier than we anticipate.

We currently believe that the cash and cash equivalents on hand at March 31, 2008 along with the availability to borrow against our auction rate security will be sufficient to continue operations through at least March 31, 2009. Our assessment is based on historical working capital needs, operating loss trends, and our current business outlook. However, we may need additional financing and there can be no assurance that when additional financing is necessary it will be available, or if available, that such financing can be obtained on satisfactory terms or without undue dilution to, or an adverse impact on the rights of, our stockholders. If adequate funds are not available when needed, we may be required to significantly modify our business model to reduce spending beyond the restructuring charges announced in May 2008 to a sustainable level. Such modification of the business model could also result in an impairment of assets which cannot be determined at this time.

Cash Flows

Operating Activities

Our net cash used in operating activities was $2.8 million for the three months ended March 31, 2008, resulting primarily from the $4.4 million net loss for the period and net working capital outflows of $0.4 million, which were offset by net non-cash charges of $2 million.

Our net cash used in operating activities was $3.7 million for the three months ended March 31, 2007, resulting primarily from the $8.2 million net loss for the period, offset by net non-cash charges of $3.4 million and net working capital inflows of $1.1 million.

At March 31, 2008, we had net accounts receivable of $4.6 million compared to $4.2 million at December 31, 2007. Accounts receivable at March 31, 2008 and December 31, 2007 represented approximately 39 and 34 days of revenue, respectively. Terms with individual customers vary; however, we typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volumes and due to quarterly variations in donations processed and timing of implementation of services and receipts from large customers and the timing of contract payments.

Investing Activities

Net cash provided by investing activities was $0.6 million for the three months ended March 31, 2008. This was primarily the result of the sale of $1.3 million of marketable securities, offset by additions of $0.4 million to software development costs and purchases of $0.3 million of property and equipment.

Net cash used in investing activities was $2.2 million for the three months ended March 31, 2007. This was primarily the result of the purchase of $4.7 million of marketable securities, purchases of $0.3 million of property and equipment, and additions of $0.1 million to software development costs, offset by the sale of $2.9 million of marketable securities.

Financing Activities

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2008. This primarily resulted from payments under a financing arrangement and capital lease of $0.3 million.

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2007. This primarily resulted from payments under a financing arrangement and capital lease of $0.1 million.

We believe that our cash, cash equivalents, short-term investments and anticipated operating cash flows will be sufficient to meet our planned working capital requirements and contractual commitments for at least the next 12 months. The $8 million deficit in working capital is the result of $16 million of deferred revenue. The relief of the deferred revenue liability has little effect on anticipated operating cash flows as the cost to recognize that revenue is expected to be low. If we are unable to increase our revenue or substantially decrease our expenses, we will need to raise additional funds to finance our future capital needs. In addition, if we are unable to meet our operational goals, including our expected revenue targets, we may need additional financing earlier than we anticipate. If we raise additional funds through the sale of equity or convertible debt securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities, which have rights, preferences and privileges senior to our common stock. We cannot assure you that we will be able to raise additional funds on terms favorable to us or at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs. If our revenues or gross margins fall below budget and we are unable to raise additional capital through equity or debt financing, we will need to scale back our expenditures through reductions in our workforce and other reductions in our operations. In order to reduce our operating expenses, on May 6, 2008 the company executed a reduction in force that eliminated 14% of the employee population. This reduction, combined with reductions in non-compensation related spending is intended to offset the lower levels of revenue the company is currently experiencing, and improve cash flow. This operational reduction could prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry. If our revenues or gross margins fall below budget or we are not able to raise additional capital through equity or debt financing, we will need to scale back our expenditures further.

A portion of our marketable securities are invested in auction rate securities. Since February 2008, every auction has failed for our $1.0 million auction rate security. We believe that we will be able to liquidate the investment in auction rate security within the next year. Accordingly these auction rate securities are classified as short-term investments on our balance sheet. We have reviewed all other investments as of March 31, 2008 for impairment and concluded that their carrying value approximated their fair value.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, under the supervision and with the participation of our principal executive officer and our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the three months ended March 31, 2008 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced operating and net losses in each fiscal quarter since our inception, and as of March 31, 2008, we had an accumulated deficit of $148 million. We incurred net losses of $4.2 million for the three months ended March 31, 2008 and net losses of $8.3 million for the three months ended March 31, 2007. We will need to increase revenue and reduce operating expenses to achieve profitability, and we may not be able to do so. If our revenues or gross margins fall below budget or we are not able to raise additional capital through equity or debt financing, we will need to scale back our expenditures through reductions in our workforce and other reductions in our operations. Such reductions could prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We may also fail to accurately estimate our operating expenses, and if our operating expenses exceed our expectations, our financial performance will be adversely affected.

Our operating results have fluctuated and may fluctuate significantly, and these fluctuations may cause our stock price to fall.

Our operating results have varied significantly in the past and will likely vary in the future as the result of fluctuations in our revenue and operating expenses. For example, our revenue decreased to $8.9 million for the three months ended March 31, 2008, from $10.7 million for the three months ended March 31, 2007 while our net loss decreased to $4.2 million for the three months ended March 31, 2008, from $8.3 million for the three months ended March 31, 2007. Although we have implemented plans to help reduce our overall operating expenses and will continue to do so, operating expenses may increase in the future to the extent that we expand our selling and marketing activities and hire additional personnel. Our revenue in any period depends substantially on monthly service fees, on the number and size of donations that we process in that period for customer sponsored fundraising events and on the sale and licensing of our software products. In addition, the number and size of transactions we process tends to be seasonal, with the first calendar quarter representing the seasonal low for non-profit fundraising. As a result, it is possible that in some future periods, our revenue may not meet our expectations or, due to our increased expense levels, our results of operations may be below the expectations of current or potential investors. If this occurs, the price of our common stock may decline.

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

Since commencing operations in 2000, we have experienced significant growth, and we anticipate that expansion will continue to be required to address potential market opportunities. There can be no assurance that our infrastructure will be sufficiently scalable to manage any future growth. For example, growth may result in a significant increase in the volume of transactions handled by our payment processing system. If we are unable to sufficiently enhance and improve this system to handle increased volume, our operating results and growth may suffer. There also can be no assurance that if we continue to expand our operations, management will be effective in expanding our physical facilities or that our systems, procedures or controls will be adequate to support such expansion. In addition, we will need to provide additional sales and support services if we achieve our anticipated growth with respect to the sale and implementation of Kintera Sphere. In March 2007, we announced and began implementation of a restructuring program, including a workforce reduction, as a means to reduce ongoing operating expenses. The restructuring program consisted of the elimination of approximately 16% of our workforce, the restructuring of our sales compensation plan, the elimination of certain lines of business and the abandonment of certain long-lived fixed assets. The restructuring program was completed as of June 30, 2007. In May 2008, we eliminated an additional 14% of our workforce. Thus, we will be required to service any growth in sales and support services with a reduced workforce. Failure to properly manage an increase in customer demands could result in a material adverse effect on customer satisfaction, our ability to perform on new contracts and on our operating results.

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

If nonprofit organizations believe Kintera Sphere to be unreliable, they will be unlikely to use Kintera Sphere which will harm our revenue and profits. Our systems and operations, including our new primary off site data center which became operational in January 2008, are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, electronic virus or worm attacks and similar events. They also could be subject to break-ins, sabotage and intentional acts of vandalism or failure in the course of data integration. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities could result in interruptions in our services or loss of data. Although we routinely upgrade and implement additional security and procedures to detect and prevent willful and malicious attacks, there can be no assurance that we will be able to detect or defend any such attacks. In addition, our backup data facility may not be operational on a timely basis or subject to similar natural disaster or other unexpected problems. Our business interruption insurance may not be sufficient to compensate us for losses that may occur. Interruptions in our service could harm our reputation and reduce our revenue and profits.

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

Our founders, Harry Gruber, Allen Gruber, Dennis Berman and entities affiliated with them, own, in the aggregate, approximately 23% of our outstanding common stock as of April 30, 2008. As a result, these persons, acting together, have the ability to exercise significant influence over the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any significant transaction involving us. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Our stockholders also voted to amend the 2000 Stock Option Plan, the 2003 Equity Incentive Plan and the 2004 Equity Incentive Plan (Fundware) to authorize the Compensation Committee of the Board of Directors to effect a repricing of outstanding stock options under these plans prior to January 14, 2009. The results of the vote on this proposal were as follows:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes
22,098,971	1,683,653	16,021	0

Item 6.	Exhibits

Exhibit Number	Description of Document

3.2 (1)	Amended and Restated Certificate of Incorporation of the Registrant

3.4 (2)	Amended and Restated Bylaws of the Registrant

3.5 (3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock of Kintera, Inc.

4.1 (4)	Specimen Common Stock Certificate

4.2 (3)	Rights Agreement, dated as of January 25, 2006, between the Registration and U.S. Stock Transfer Corp.

Exhibit Number	Description of Document

10.1 (5)	Form of Change in Control and Severance Agreement

10.2 (5)	2000 Stock Option Plan, as amended

10.3 (5)	Amended and Restated 2003 Equity Incentive Plan, as amended

10.4 (5)	Amended and Restated 2004 Equity Incentive Plan (Fundware), as amended

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-109169) dated November 4, 2003.

(2)	Filed on Current Report on Form 8-K on November 5, 2007.

(3)	Filed on Current Report on Form 8-K on January 25, 2006.

(4)	Filed with Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-109169) dated December 10, 2003.

(5)	Filed as an exhibit to Annual Report on Form 10-K/A filed on March 26, 2008.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINTERA, INC.

By:	/s/ RICHARD DAVIDSON
Richard Davidson
Chief Financial Officer

Date: May 9, 2008